Form 10QSB
period 1996-04-30
HERITAGE MINES LTD
filed 1996-08-15
CIK 943447

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington,  D.C.  20549
Form 10-QSB


(Mark One)
X        QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
  1934 FOR THE QUARTERLY PERIOD ENDED April
30, 1996.
         TRANSITION REPORT UNDER SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE TRANSITION PERIOD FROM
__________________TO _________________

Commission file number  0-25798


  Heritage Mines, Ltd.
(Exact name of small business issuer as specified in its charter)

Colorado                              84-1293168
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)        Identification No.)

  660 Newport Center Drive, Suite 1030, Newport
Beach, CA 92660
 (Address of principal executive offices)  (Zip Code)

 (714) 760-8001
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (a) filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act
during the past 12 months (or for such shorter period
that the registrant was required to file such  reports),
and (2) has been subject to such filing requirements for
the past 90
days. .     Yes..X.. No....

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and
reports required to be filed by Section 12, 13 or 15(d)
of the Exchange Act after the distribution of securities
under a plan confirmed by a court.     Yes.... No....

Applicable only to corporate issuers

State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest
practicable date.                            10,169,000 shares as of
July 31, 1996

Transitional Small Business Disclosure Format
(Check one):
Yes.... No.X..


                         Form 10-QSB

PART 1-FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS AND EXHIBITS

Consolidated financial statements for Heritage Mines, Ltd. as and for the quarter ending April 30, 1996, and the comparable period of the preceeding fiscal year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OR PLAN OF OPERATION

         As of the end of the first quarter, the Company had not yet begun revenue generating operations. The
Company plans to complete a geological report on its mining claims and to commence revenue producing operations during its current fiscal year.

         Subsequent to the end of the first quarter, and as of July 31, 1996, the Company had raised $140,000.00 in new debt financing and $355,125.00 in additional equity capital through a $500,000.00 private placement offering. Assuming the Company is able to complete its current equity private placement offering, Management believes that such funds will be sufficient to enable the Company to commence revenue generating operations, and to complete the geological report on its mining claims. There are no assurances, however, that such funds will be sufficient to accomplish the specified objectives, or that Company operations will be profitable.

         It is anticipated that the Company will require additional capital in the future for further development expenses in order to determine additional ore reserves.
Management has not yet determined the amount of additional capital which may be required, nor has it determined whether the Company will seek to raise such additional capital during the current fiscal year.

         No adjustments have been made to the
accompanying financial statements to provide for any of the foregoing uncertainties.

         PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

         (b)  REPORTS ON FORM 8-K.  Three reports on
Form 8-K were filed during the quarter for which this report is filed. Two of such reports, both of which were dated February 22, 1996, were filed to report a change in the registrant's certified public accountant. The third report on Form 8-K was dated March 6, 1996, and reported a change in control of the Company as well as an acquisition of assets.

Signatures:

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE MINES, LTD.
_____________________________________
         (Registrant)

Date:  August 6, 1996

/s/ James D. Stout
______________________________________
James D. Stout, President, (Signature)