Form 10-Q
period 1996-07-31
HERITAGE MINES LTD
filed 1996-09-13
CIK 943447

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)
Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1996.

Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   0-25798

                           HERITAGE MINES, LTD.
                  (Name of small business in its charter)

Colorado                                  84-1293168
(State or other                      (IRS Employer Id.  No.)
jurisdiction of Incorporation)

660 Newport Center Drive, Suite 1030, Newport Beach,
California                    92660
(Address of Principal Office)        Zip Code

Issuer's telephone number:    (714) 760-8001

Check whether the issuer (1) filed all reports required to
be filed by Section 13 or 15(d) of the Securities
Exchange Act during the past 12 months (or for such
shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ____

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,265,000 shares as of September 6, 1996.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X
PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

         (a)  Consolidated financial statements for Heritage
Mines, Ltd. as and for the quarter ending July 31, 1996, and the comparable period of the preceding fiscal year.

         (b)  Exhibit 27 - Financial Data Schedule

ITEM 2.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OR PLAN OF OPERATION

         As of the end of the second quarter, the Company had not yet begun revenue generating operations.
         The company plans to complete a geological report on its mining claims and to commence revenue producing operations during its current fiscal year.

         On September 6, 1996, the Company has raised
         $140,000.00 in new debt financing and
         $390,120.00 ___ a private placement offering.
         The Company amended its $500,000.00 private placement offer to $1,000,000.00 in the second quarter. Assuming the Company is able to complete its current equity private placement offering, Management believes that such funds will be sufficient to enable the Company to commence revenue generating operations, and to complete the geological report on its mining claims. There are no assurances, however, that such funds will be sufficient to accomplish the specified objectives, or that Company operations will be profitable.

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

Part II

PART 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBIT 27 - FINANCIAL DATA
SCHEDULE

         There have been no reports on Form 8-K for the quarter ending July 31, 1996.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heritage Mines, Ltd.

__________________________________
(Registrant)

Date: September 13, 1996

/s/Robert Newberry

Robert Newberry, President

                CONSOLIDATED FINANCIAL STATEMENTS
                  (A Development Stage Company)


                      HERITAGE MINES, LTD.







                   Quarter Ended July 31, 1996
HERITAGE MINES, LTD.
                  (A Development Stage Company)


Index to
Consolidated Financial Statements



Consolidated Balance Sheet
1
Comparative Quarters/Inception to Date
2
Consolidated Statement of Cash Flows

                      HERITAGE MINES, LTD.
                  (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED BALANCE SHEET
                 AS OF AND FOR THE QUARTER ENDED
                          JULY 31, 1996

                           (UNAUDITED)

                         _______________


                                              July 31, 1996     January 31, 1996
                                                    ASSETS

CURRENT ASSETS
Cash and cash equivalents                       182,430                      23,543
Other current assets                             12,466                           -
Subscriptions
receivable                                            -                      38,601

TOTAL CURRENT
  ASSETS                                        194,895                      62,145

PROPERTY, PLANT,
 EQUIPMENT AND MINE
 DEVELOPMENT COSTS,
 NET                                          1,447,550                   1,026,049

OTHER ASSETS
Other Assets                                     60,338                      63,338

TOTAL OTHER ASSETS                               60,338                      63,338
TOTAL ASSETS                                  1,702,785                   1,_51,532

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable                                    339                           -
Accrued liabilities                              23,944                      50,521
Notes and advances to
 stockholders and
 related parties                                      -                     356,677
Notes payable                                    86,640                      86,640
Accrued interest                                  9,777                      43,376
TOTAL CURRENT
 LIABILITIES                                    120,700                   1,239,214

STOCKHOLDERS' EQUITY
 (DEFICIT)
Common Stock                                    771,639                     221,514
Additional paid-in
 capital                                      1,914,913                           -
Deficit accumulated
 during the
 development stage                          (1,104,468)                   (309,196)
TOTAL STOCKHOLDERS'
 EQUITY (DEFICIT)                             1,582,085                    (87,882)
TOTAL LIABILITIES
 AND STOCKHOLDERS'
 EQUITY (DEFICIT)                             1,702,785                   1,151,532

/TABLE

                                             HERITAGE MINES, LTD.
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                      AS OF AND FOR THE SIX MONTHS ENDED
                                                 JULY 31, 1996

                                                  (UNAUDITED)

                                                _______________


                                                                Period from
                           Six Months         Six Months        Inception
                           Ended              Ended             (5/14/92)
                           7/31/96            7/31/95           thru 7/31/96

REVENUES
Operating Revenue                   -                 -                 -
TOTAL REVENUES                -                       -                 -

OPERATING COSTS
General and
 Administrative            629,079               68,830         1,119,690
Depreciation                   30,638            12,770           108,799
TOTAL OPERATING
 COSTS                        659,716            81,600         1,226,490

LOSS FROM
OPERATIONS                  (659,716)          (81,600)       (1,226,490)

OTHER INCOME
 (EXPENSE)
Interest expense, net        (10,555)           (2,132)          (20,184)
Other Income                        -               982           267,205
Other expense               (125,000)                 -         (125,000)

NET LOSS                    (795,272)          (82,751)       (1,104,468)
NET LOSS
PER SHARE                (0.0775)                     -                  -
WEIGHTED AVERAGE
 COMMON SHARES        10,265,000                      -                 -
/TABLE

                                             HERITAGE MINES, LTD.
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                               SIX MONTHS ENDED
                                                 JULY 31, 1996

                                                  (UNAUDITED)

                                                _______________


                                                                                            Period from
                                     6 Months                   6 Months                    Inception
                                     Ended                      Ended                       (5/14/92)
                                     7/31/96                    7/31/96                     thru 7/31/96

CASH FLOWS FROM
 OPERATING
 ACTIVITIES
Net Loss                             (795,272)                   (82,751)                 (1,104,468)
Adjustments to
 reconcile net loss
 to cash used in
 operating activities:
  Depreciation                          30,638                     12,770                     106,799
  Stock issued                               -                          -                       1,045
Changes in assets
 and liabilities                             -                          -                           -
Other current assets                    11,135                    (1,000)                    (12,455)
Restricted cash                              -                          -                    (17,880)
Accounts payable                           339                          -                         339
Accrued liabilities                    124,923                      6,371                     275,443
Accrued interest                         9,814                     15,103                      55,190

NET CASH AND CASH
 EQUIVALENTS
 PROVIDED (USED)
 BY OPERATING
 ACTIVITIES                          (618,424)                   (49,508)                   (695,997)

CASH FLOWS FROM
 INVESTING
 ACTIVITIES
Purchase of property
 and equipment                        (88,701)                   (10,443)                   (175,761)
Mine development
 costs                               (317,061)                   (27,139)                   (692,909)
Construction in
 progress                             (46,376)                   (15,344)                   (206,311)
Deposits                                 3,000                          -                     (7,458)
Mining Claims                                -                          -                    (20,000)
Other Investments                            -                          -                           -

NET CASH AND CASH
 EQUIVALENTS PROVIDED
 (USED) BY INVESTING
 ACTIVITIES                          (449,138)                   (52,926)                 (1,102,439)

CASH FLOWS FROM
 FINANCING
 ACTIVITIES:
Issuance of common
 stock for cash                        550,125                      3,100                     662,625
Proceeds from notes
 payable to related
 parties                               676,323                          -                   1,050,000
Proceeds from notes
 payable                                     -                     86,640                   1,980,865
Advances from
 related parties                             -                          -                     280,000
Repayment of notes
 payable                                                                                     (48,400)

NET CASH AND CASH
 EQUIVALENTS
 PROVIDED (USED)
 BY FINANCING
 ACTIVITIES                          1,226,448                     89,740                   1,980,865

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                           158,887                   (12,693)                     182,430

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 YEAR                                   23,543                        806                           -

CASH AND CASH
 EQUIVALENTS,
 END OF YEAR                           182,430                   (11,887)                     182,430

