Form 10-Q/A
period 1996-07-31
HERITAGE MINES LTD
filed 1996-09-13
CIK 943447

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

         As of September 6, 1996, the Company has raised
         $140,000.00 in new debt financing and
         $390,120.00 in additional equity capital through a private placement offering. During the second quarter, the Company elected to increase the amount of its private placement offer from $500,000.00 to $1,000,000.00 in the second quarter. Assuming the Company is able to complete its current equity private placement offering, Management believes that such funds will be sufficient to enable the Company to commence revenue generating operations, and to complete the geological report on its mining claims. There are no assurances, however, that such funds will be sufficient to accomplish the specified objectives, or that Company operations will be profitable.

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

