Form 10QSB/A
period 1996-07-31
HERITAGE MINES LTD
filed 1996-11-12
CIK 943447

[TYPE]     10QSB/A
[DOCUMENT-COUNT]     2
[SROS]     NONE
[FILER]
[CIK]     000943447
[CCC]     fcq4ats*
[PERIOD]     07/31/96
[ARTICLE] 5
[TYPE] EX-27
[NAME] HERITAGE MINES, LTD.
[MULTIPLIER] 1,000
[CURRENCY]

[PERIOD-TYPE]                 6-MOS
[FISCAL-YEAR-END]             JAN-31-1997
[PERIOD-END]                  JUL-31-1996
[CASH]                        182,430
[SECURITIES]                  0
[RECEIVABLES]                 0
[ALLOWANCES]                  0
[INVENTORY]                   0
[CURRENT-ASSETS]              194,895
[PP&E]                        1,556,749
[DEPRECIATION]                108,799
[TOTAL-ASSETS]                1,702,785
[CURRENT-LIABILITIES]         120,700
[BONDS]                       0
[PREFERRED-MANDATORY]         0
[PREFERRED]                   0
[COMMON]                      771,639
[OTHER-SE]                    1,914,913
[TOTAL-LIABILITY-AND-EQUITY]  1,702,785
[SALES]                       0
[TOTAL-REVENUES]              0
[CGS]                         0
[TOTAL-COSTS]                 0
[OTHER-EXPENSES]              0
[LOSS-PROVISION]              0
[INTEREST-EXPENSE]            10,155
[INCOME-PRETAX]               (795,272)
[INCOME-TAX]                  0
[INCOME-CONTINUING]           (795,272)
[DISCONTINUED]                0
[EXTRAORDINARY]               0
[CHANGES]                     0
[NET-INCOME]                  (795,272)
[EPS-PRIMARY]                 0
[EPS-DILUTED]                 0