Form 10QSB
period 1996-10-31
HERITAGE MINES LTD
filed 1996-12-16
CIK 943447

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10-QSB

(Mark One)

X : Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended October
31, 1996.

__: Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   0-25798

                       HERITAGE MINES, LTD.
              (Name of small business in its charter)

Colorado                          84-1293168
(State or other              (IRS Employer Id.  No.)
jurisdiction of Incorporation)

660 Newport Center Drive, Suite 1030
Newport Beach, California                   92660
(Address of Principal Office)                  Zip Code

Issuer's telephone number:    (714) 760-8001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes ____   No
____

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
10,433,125 shares as of November 6, 1996.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X
PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a)  Consolidated financial statements for Heritage
Mines, Ltd. as and for the quarter ending October 31, 1996, and the comparable period of the preceding fiscal year.

       (b)  Exhibit 27 - Financial Data Schedule

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

       The Company received its initial Ore Reserve Report in November, 1996, indicating 157,093 ounces of proven and probable reserves at a grade of 1 ounce per ton and 1,165,000 ounces of geologically inferred reserves. This schedule is included in the financial statements for this quarter.

       As of the end of the third quarter, the Company had not yet generated revenue from operations. The Company plans to have revenue during the fourth quarter. Two shipments of gold were delivered to the refinery for sale in November, 1996, and a third delivery is scheduled for December, 1996.

       As of the end of the third quarter, the Company had raised an additional $100,000 in debt financing, and had received a commitment for an additional $300,000 in debt financing. As of December 10, 1996, the additional $300,000 in debt financing had been received. In addition, during the third quarter, $100,000 of the $226,640 in debt financing which was outstanding at the beginning of the quarter.

       As of December 10, 1996, the Company had received subscriptions totalling $631,975 for the purchase of 293,125 shares of common stock, as part of its on-going $1,000,000 private placement offering of common stock. Management believes that funding the balance of the private placement offering is necessary to achieve profitable operations. There are no assurances, however, that such funds will be raised or, if raised, that they will be sufficient to accomplish this objective.

       It is anticipated that the Company will require additional capital in the future for further development expenses in order to determine additional ore reserves. Management has not yet determined whether the Company will seek to raise such addi-tional capital during the current fiscal year.

       No adjustments have been made to the accompanying financial statements to provide for any of the foregoing uncer-tainties.

Part II

PART 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

       There have been no reports on Form 8-K for the quarter ending October 31, 1996.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heritage Mines, Ltd.

__________________________________
(Registrant)

Date: December 10, 1996

/s/ James D. Stout

James D. Stout, President

                 CONSOLIDATED FINANCIAL STATEMENTS
                   (A Development Stage Company)


                       HERITAGE MINES, LTD.







                  Quarter Ended October 31, 1996

                         HERITAGE MINES, LTD.
                   (A Development Stage Company)


Index to
Consolidated Financial Statements



Consolidated Balance Sheet
Comparative Quarters/Inception to Date
Consolidated Statement of Cash Flows
Ore Reserves and Other Mineralization
Notes to Consolidated Financial Statements

                       HERITAGE MINES, LTD.
                   (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEET
                  AS OF AND FOR THE QUARTER ENDED
                         OCTOBER 31, 1996

                            (UNAUDITED)

                          _______________


                                    October 31, 1996      January 31, 1996

                                         ASSETS

CURRENT ASSETS
Cash and cash equivalents            (3,808)                23,543
Other current assets                   9,837                     -
Subscriptions
receivable                                 -                38,601

TOTAL CURRENT
  ASSETS                               6,029                62,145

PROPERTY, PLANT,
 EQUIPMENT AND MINE
 DEVELOPMENT COSTS,
 NET                               1,617,548             1,026,049

OTHER ASSETS
Other Assets                          60,338                63,338

TOTAL OTHER ASSETS                    60,338                63,338
TOTAL ASSETS                       1,683,915             1,151,532

                          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable                     (1,150)                     -
Accrued liabilities                   34,980               150,521
Notes and advances to
 stockholders and
 related parties                           -               956,677
Notes payable                        226,640                86,640
Accrued interest                      11,782                45,376
TOTAL CURRENT
 LIABILITIES                         272,253             1,239,214

STOCKHOLDERS' EQUITY
 (DEFICIT)
Common Stock                         908,489               221,514
Additional paid-in
 capital                           1,914,913                     -
Deficit accumulated
 during the
 development stage               (1,411,740)             (309,196)
TOTAL STOCKHOLDERS'
 EQUITY (DEFICIT)                  1,411,662              (87,682)
TOTAL LIABILITIES
 AND STOCKHOLDERS'
 EQUITY (DEFICIT)                  1,683,915             1,151,532

/TABLE

                                  HERITAGE MINES, LTD.
                              (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED STATEMENT OF OPERATIONS
                           AS OF AND FOR THE NINE MONTHS ENDED
                                    OCTOBER 31, 1996
                                       (UNAUDITED)
                                     _______________

                                                                                Period
                      9 Months      9 Months       3 Months      3 Months       from
                      Ended         Ended          Ended         Ended          Inception
                      10/31/96      10/31/95       10/31/96      10/31/95       (5/14/92)
                                                                                (10/31/96
REVENUES
Operating Revenue           -              -             -              -             -
TOTAL REVENUES              -              -             -              -             -

OPERATING COSTS
General and
 Administrative       917,874        208,904       288,795        140,074     1,408,485
Depreciation           47,310         19,339        16,673          6,569       123,472
TOTAL OPERATING
 COSTS                965,184        228,243       305,488        146,643     1,531,957

LOSS FROM
OPERATIONS          (965,184)      (228,243)     (305,468)      (146,643)   (1,531,957)

OTHER INCOME
 (EXPENSE)
Interest expense, net(12,360)        (7,779)       (1,804)        (5,647)      (21,988)
Other Income                -          1,167             -            185       267,205
Other expense       (125,000)              -             -              -             -(125,000)

NET LOSS          (1,102,544)      (234,855)     (307,272)      (152,105)   (1,411,740)

NET LOSS
PER SHARE                  (0.1058)        -            (0.O295)        -             -

WEIGHTED
 AVERAGE
 COMMON
 SHARES            10,418,125              -    10,418,125              -             -
/TABLE

                                    HERITAGE MINES, LTD.
                                (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                      NINE MONTHS ENDED
                                      OCTOBER 31, 1996

                                         (UNAUDITED)

                                       _______________


                                                                         Period from
                             9 Months              9 Months              Inception
                             Ended                 Ended                 (5/14/92)
                             10/31/96              10/31/95              thru 10/31/96

CASH FLOWS FROM
 OPERATING
 ACTIVITIES
Net Loss                 (1,102,544)             (234,855)           (1,411,740)
Adjustments to
 reconcile net loss
 to cash used in
 operating activities:
  Depreciation                47,310                19,339               123,473
  Stock issued                     -                     -                 1,045
Changes in assets
 and liabilities                   -                     -                     -
Other current assets          12,461               (1,000)              (11,140)
Restricted cash                    -                     -              (17,880)
Accounts payable                 153                     -                   153
Accrued liabilities          135,959                10,868               286,479
Accrued interest              11,820                24,370                57,196

NET CASH AND CASH
 EQUIVALENTS
 PROVIDED (USED)
 BY OPERATING
 ACTIVITIES                (894,841)             (181,278)             (972,414)

CASH FLOWS FROM
 INVESTING
 ACTIVITIES
Purchase of property
 and equipment              (97,015)              (36,420)             (184,075)
Mine development
 costs                     (457,552)              (63,438)             (833,400)
Construction in
 progress                   (84,242)              (47,385)             (244,177)
Deposits                       3,000                     -               (7,458)
Mining Claims                      -                     -              (20,000)
Other Investments                  -               (7,300)                     -

NET CASH AND CASH
 EQUIVALENTS PROVIDED
 (USED) BY INVESTING
 ACTIVITIES                (635,808)             (154,544)           (1,289,109)

CASH FLOWS FROM
 FINANCING
 ACTIVITIES:
Issuance of common
 stock for cash              686,975                 3,835               799,475
Proceeds from notes
 payable to related
 parties                     676,323               200,000             1,050,000
Proceeds from notes
 payable                     140,000               161,640               176,640
Advances from
 related parties                   -                     -               280,000
Repayment of notes
 payable                                                                (48,400)

NET CASH AND CASH
 EQUIVALENTS
 PROVIDED (USED)
 BY FINANCING
 ACTIVITIES                1,503,298               365,475             2,257,715

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                (27,351)                29,653               (3,808)

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 YEAR                         23,543                   806                     -

CASH AND CASH
 EQUIVALENTS,
 END OF YEAR                 (3,808)                30,459               (3,808)


                                    HERITAGE MINES, LTD.
                                (A DEVELOPMENT STAGE COMPANY)
                      as of and for the Quarter ended October 31, 1996
                                         (UNAUDITED)
                         ORE RESERVES AND OTHER MINERALIZATION <F1>

Vein Structures              Grade                 Ore                   Other
Location                     Oz./Ton               Reserves <F2>         Mineralization

Discovery Day               1.0                 157,093 oz.           355,000 oz.
Knownothing                 1.0                          -            330,000 oz.
Star                        1.0                          -            330,000 oz.
Gilta                       1.0                          -            150,000 oz.


TOTAL                                           157,093 oz.         1,165,000 oz.




<F1>  Coooksley Geophysics Report, November, 1996.
<F2>  Only proven and probable reserves apply to the actual classification of ore reserves.
<F3>  Other mineralization reserves are classified as geologically inferred ore.
This classification is deferred as vein structures for which quantity and grade are
inferred beyond the extent of the consultant's sampling and sample custody based       on
the following:

       a. Geologic mapping and geochemical mapping executed by the consultant and/or
       b.     Credible technical reports, maps and assays executed by others.

Such evidence consists for section of ore exposed in drifts, raises, stopes, ontcrops, trenches, road cuts and soil geochemistry profiles.  It also includes ore mineralization described in credible reports.

/TABLE

                                    HERITAGE MINES, LTD.
                                (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF AND FOR THE QUARTER ENDED
                                      OCTOBER 31, 1996

                                         (UNAUDITED)

1. As of December 10, 1996, a total of $631,975 in equity was raised in exchange for 293,125 shares of common stock through the Company's $1 million private placement.

2. Of the $226,640 in debt outstanding as of the beginning of the third quarter, $100,000 was converted during the quarter (on August 21, 1996) into 150,000 shares of common stock. During the quarter, an additional $100,000 of debt financing was received together with a commitment for an additional $300,000 of debt financing. As of December 10, 1996, the $300,000 of additional debt financing had been received. Thus, the outstanding balance of debt financing as of December 10, 1996, was $526,640.

3. Three directors agreed to waive the 72,000 shares due them for accrued salaries and expenses for the benefit of the Company.

4. The Company's initial Ore Reserve Report is included for the first time this quarter.

5. Twenty-one new mining claims were filed and six additional mining claims are to be acquired under a royalty/lease agreement with three directors of the Company at typical industry terms and conditions.

6. Subsequent to the close of the quarter, the first two shipments of gold were made to the refinery. Inventory and sales information will be reported in the fourth quarter. Management has not determined the inventory valuations as of this report; therefore, those costs continue to be included in the development costs.