Form 10KSB
period 1997-01-31
HERITAGE MINES LTD
filed 1997-05-20
CIK 943447

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10-KSB

(Mark One)
X   Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [Fee Required] for the fiscal year ended
January 31, 1997.

Commission File No:   0-25798

                          HERITAGE MINES, LTD.
                 (Name of small business in its charter)

Colorado                                        84-1293168
(State or other jurisdiction                 (IRS Employer
of Incorporation)                            Identification No.)


660 Newport Center Drive, Suite 1030
Newport Beach, California                                        92660
(Address of Principal Office)                                Zip Code

Issuer's telephone number:    (714) 760-8001

Securities to be registered under Section 12(b) of the Act:

Title of each class           Name of Exchange on which registered

Not Applicable                        Not Applicable

Securities to be registered under Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

Class A Warrants to Purchase Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

State issuer's revenue for its most recent fiscal year: $  23,274.00

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $8,226,440.75 as of April 30, 1997.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,522,068 as of April 30, 1997.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

Transitional Small Business Disclosure
Format:
Yes ____  No   X

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

        The Company is a junior gold exploration/mining company in its development stage. The Company was incorporated under the laws of the State of Colorado on January 19, 1995, and acquired Heritage Gold Mines, Inc., a Nevada corporation, and its wholly-owned subsidiaries, WAZCO, Inc., and GWZ Management Company, Inc., in exchange for authorized but previously unissued common stock on March 6, 1996. As of the end of its fiscal year ending January 31, 1997, notwithstanding its plans to reach commercial production levels, the Company's sole mining property, the Bowerman Project, located in Siskiyou County, California, remained in the developmental stage. By year end, approximately 2,500 linear feet of underground mine development had been completed, installation of major plant machinery was substantially complete, and limited test operations had been conducted. The development process was continuing at year end when the Company's cash resources were depleted.

        The Company's business plan is to seek additional capital, continue with exploration and development of the Bowerman Project, and investigate, and, if warranted, acquire interests in one or more additional mining properties.

History

        In 1987, Mr. Mark Gavard, a director of the Company, discovered high grade gold occurrences near historic (Circa mid-late 1800's) gold mines in the mountainous terrain of Siskiyou County, located in Northern California. The Bowerman Project, as it is known, is situated in the Knownothing Creek Mining District approximately eight miles south of Forks of Salmon between Knownothing Creek and Bowerman Mountain. Heritage Mines, Ltd. predecessor companies were formed by Mr. Gavard and his associates beginning in 1988 to explore and develop the mineral resources of the Bowerman Project. From 1988 to 1994, Mr. Gavard dedicated himself to exploration of the property, development of infrastructure, and acquisition of necessary regulatory permits.

        In the period from 1994 to 1996, Mr. Gavard sought to properly capitalize the Bowerman Project through a series of transactions with individuals and corporations. Ultimately all of these efforts failed, largely due to the inability of the investing entity to provide the capital necessary.

        On March 6, 1996, a stock purchase and exchange agreement was executed which placed the Bowerman Project, and all related companies and assets into Heritage Mines, Ltd. (the "Company"), a Colorado corporation, in exchange for issuance of 7.4 million shares in the Company to Mr. Gavard and others who were party to the transaction. Heritage Mines, Ltd. was at the time a new entity created by a reverse merger into a Colorado corporate shell.

        Heritage Mines, Ltd. subsequently issued additional shares and stock purchase warrants to raise capital to pursue further exploration and development of the Bowerman Project. Shares issued to raise capital and issued in lieu of fees for services have brought the current total shares outstanding to 10,522,068, plus 2,739,000 Class A
Warrants as of April 30, 1997. Each Class A Warrant gives the holder the right to purchase one additional share of common stock at a price of $2.00 per share.

        In addition to the aforementioned equity financing, and excluding bank financing for equipment of $31,215, the Company and its predecessor in interest have also entered into debt financing arrangements for a total of $611,640 as of January 31, 1997, $525,000 of which is convertible to equity in the Company at the option of the lender(s) at an average price of $1.25 per share. If such lender elected to convert the outstanding debt to equity, the conversion would result in an increase to 10,942,068 shares outstanding, and a reduction of debt, other than trade payables, to $86,640, plus accrued interest. As of January 31, 1997, the Directors of the Company had authorized the further issuance of 898,200 shares priced at $1.67 per share pursuant to a stock option plan for certain officers and directors of the Company.

        With the capital raised through equity and debt offerings, the Company continued, until early 1997, to explore and develop the Bowerman Property and to take steps believed to be necessary to complete the construction of a small processing plant on the property. As of January 31, 1997, the Company had completed approximately
2,500 feet of underground development and sampling, and completed the construction of a small processing plant with crush, grind and gravity separation circuits a short distance from the mine portal. During the fiscal year ending January 31, 1997, the plant was used to process a limited tonnage of feed material from the underground development work and demonstrated a capability of processing approximately 2.5 tons per hour.

        During the fiscal year ended January 31, 1997, the Company also engaged the services of James W. Cooksley, a Registered
Geologist to conduct a surface and underground geo-chemical evaluation program, and to prepare a mineral resource analysis and report. The report prepared by Mr. Cooksley, which was initially completed in November, 1996, reported estimated proven/probable reserves subject to an analysis of economic viability. Subsequent to November, 1996, the Company completed an analysis of economic viability in support of characterization of the resource identified in the geologist's report as ore. The Company intends to hire an independent geologist to review Mr. Cooksley's findings.

        The Company was not successful in achieving a sustaining level of production from the Bowerman Project during the fiscal year ended January 31, 1997, and was forced to suspend further underground development work when its cash resources became depleted. In March, 1997, subsequent to the end of its fiscal year, the Company hired a new Chief Executive Officer (See ITEM 9,
Directors, Executive Officers, Promoters and Control Persons), developed a restructuring plan and initiated efforts to raise additional working capital (See ITEM 6, Management's Discussion and Analysis and Plan of Operation).

ITEM 2.        DESCRIPTION OF PROPERTY.

        The Company maintains its offices at 660 Newport Center
Drive, Suite 1030, Newport Beach, California 92660. These offices consist of approximately 2,000 square feet of office space which is leased pursuant to a 3 year lease agreement for base rent of $2,657.00 per month. Subsequent to its fiscal year ending January 31, 1997, the Company negotiated an exchange of the lease for a lease on smaller premises. It has also entered into a five year lease arrangement for 2,550 square feet of office space in Durango, Colorado, the city of residence of its new Chief Executive Officer. The base rent for the premises in Durango, Colorado, is approximately $2,975 per month, and the Company intends to relocate its corporate headquarters to this location as soon as practicable.

        During the fiscal year ending January 31, 1997, the Company acquired all of the issued and outstanding stock of Heritage Gold Mines, Inc., a Nevada corporation, and through this transaction it acquired certain mining claims and other properties which are referred to herein as the Bowerman Project. This property covers an area of approximately 5 to 6 square miles and is located in the Knownothing Creek Mining District of Siskiyou County, at the Forks of Salmon, which is east of Eureka and southwest of Yreka, in Northern California. The Company pays annual fees of a nominal amount to the Federal Bureau of Land Management for the rights to use such land to develop and extract minerals.

        The property consists of thirty-one unpatented lode mining claims. As of January 31, 1997, underground development consisting of approximately 2,500 feet of drift on vein and cross-cutting had been completed through one mine portal. A mill and its ancillary facilities is located on the property. The mill operation includes crushing, grinding, separation shaker screen and concentration equipment, and a furnace house, saw mill house and explosives storage magazine.

ITEM 3.  LEGAL PROCEEDINGS.

        The Company is a party to legal proceedings in Circuit Court in Dupage County, Illinois (Case No. 97L 00224). The Complaint was served on the Company on March 6, 1997. The plaintiffs in the action are Charles P. Zapotocky, Jr., the former Chief Financial Officer of Wazco, Inc., Margaret Zapotocky, Tony Zapotocky, Joseph Zapotocky, Philip Bolas and Douglas Zinger. The defendants are the Company, Wazco, Inc., Mark E. Gavard and John W. Zane, a former director of the Company.

        The suit seeks collection of certain promissory notes which have an unpaid principal balance of $86,640.19. The notes were issued by Wazco, Inc., a wholly-owned subsidiary of the Company, and are personally guaranteed by Mr. Gavard and Mr. Zane. The Company does not dispute the amounts due under the promissory notes and is currently negotiating to settle the terms of payment.

        No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

        No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended January 31, 1997.


                                 Part II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

        There is currently a limited public trading market for the Company's securities on the OTC Bulletin Board. Trading in the Company's shares commenced on or about September 13, 1996. The range of high and low bid information for the third and fourth quarters of the fiscal year ending January 31, 1997 is as follows:

               Third          Fourth
               Quarter        Quarter

High           $6.00          $5.50
Low            $5.00          $3.50

        The information regarding high and low bid and ask prices is based upon over-the-counter market quotations which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

        No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION.

        OVERVIEW. The Company's balance sheet as of January 31, 1997, reflects total assets of $2,131,210, the most significant component of which is property, plant, equipment, and mine development costs of $2,061,539. The balance sheet as of January 31, 1997 also reflects a deficit accumulated during the development stage of $1,688,113, and total stockholders' equity of $1,176,274.

        As of January 31, 1996, the Company's consolidated balance sheet (which reflects the reverse acquisition of all of the issued and outstanding capital stock of Heritage Gold Mines, Inc., as of March 6,
1996) reflected total assets of $1,151,531, the most significant component of which was property, plant, equipment and mine development costs of $1,026,049. The balance sheet as of January 31, 1996 also reflected a deficit accumulated during the development stage of $309,196, and total stockholders' deficit of $87,682.

        Operating revenues for fiscal year ended January 31, 1997 were $23,274 as compared to operating revenues of $0 for the fiscal year ended January 31, 1996. Revenues for 1997 resulted from test runs conducted in the last quarter of the year.

        The changes in financial condition of the Company from January 31, 1996, to January 31, 1997, are consistent with the development stage activities which the Company carried on during that period. Such activities primarily included capital raising efforts through various equity and debt private placement offerings, and the expenditure of such funds for general and administrative expenses and for costs associated with development of the Bowerman Project.

        The Company raised a total of $1,972,819 from its various financing activities during the fiscal year ended January 31, 1997, including $631,975 from the sale of stock and $1,341,323 in proceeds from notes payable. General and administrative expenses, including, but not limited to officers salaries, the cost of maintaining the corporate headquarters, legal and accounting fees, organizational costs, and the cost of the geological report, totalled $1,299,916, and $918,983 of the cash raised by the Company during the year was applied to payment of operating expenses for the period.

        The balance of the cash raised by the Company during the fiscal year was used for purchase of property and equipment, payment of mine development costs and for construction of the mill and its ancillary facilities. The expenditure of funds on these items is reflected on the Company's balance sheet by the increase in the asset category referred to as "Property, Plant, Equipment, and Mine Development Costs, Net" from $1,026,049 as of January 31, 1996, to $2,061,539 as of January 31, 1997.

        LIQUIDITY AND CAPITAL RESOURCES.  As of January
31, 1997, the Company had depleted all of its operating capital. It must raise additional operating capital in order to continue with its development stage activities.

        As of April 28, 1997 the Company commenced a private placement offering of convertible debentures intended to raise between $500,000 and $1,000,000 of bridge financing. The proceeds of this offering will be allocated to payment of all outstanding trade payables, providing cash resources necessary to enable the Company to proceed with acquisition of certain additional properties, and working capital needed to enable the Company to hire additional key personnel, relocate its corporate office, establish needed business systems, and generally prepare itself for a secondary offering or other financing arrangement intended to provide the funds needed to explore and develop the Bowerman Project and any additional properties it may acquire.

        There is no assurance as to when or whether the Company will realize any net proceeds from its offering of convertible debentures. However, unless the Company receives at least a portion of the anticipated net proceeds of the offering, or funds from some other source, within the reasonably near future, it will not be able to proceed with further activities related to the implementation of its business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern and the independent auditor's report includes an explanatory paragraph indicating that the Company's financial statements have been prepared assuming the Company will continue as a going concern, and that no adjustments were made in the financial statements for this uncertainty.

        PLAN OF OPERATIONS. The long-term goal of the Company is to become a self-sustaining medium sized precious metals exploration and mining company with a solid foundation of credible reserves which can be developed and produced at costs which are in the lowest quartile of industry averages. In order to work towards this goal, the plan of operations of the Company for the next twelve months includes hiring experienced management personnel, completion of the sale of at least a minimum of $500,000 of convertible debentures on or before July 27, 1997, relocation of its offices to Durango, Colorado, acquisition of interests in one or more additional mining properties, completion of a secondary financing of between $10,000,000 and $15,000,000 to provide funds needed for exploration and development of its properties, and reaching a sustaining level of cash flow from limited production on one or more of its properties. There is no assurance that the Company will be able to complete any of the elements of its plan of operations.

        As of March 1, 1997, the Company hired Gregory B. Sparks as its new Chief Executive Officer (See ITEM 9, Directors, Executive
Officers, Promoters and Control Persons).

        As of April 28, 1997, the Company commenced the private placement offering described above, the proceeds of which will be held in escrow pending receipt of a minimum of $500,000 and pending completion of a share roll-back plan implemented by the Company.

        The share roll-back plan involves repurchase by the Company of approximately 4,000,000 shares of its issued and outstanding common stock from certain principal shareholders in exchange for issuance of conditional promissory notes to the holders of such shares. The notes would be convertible at any time, at the option of the Company into newly issued shares of common stock. To the extent not converted by the Company, the notes would be payable at the rate of $2.00 per share purchased for each 500,000 ounces of proven/probable gold reserves discovered on the Bowerman Project within a period of 5 years. No payments would be due under the notes unless a minimum of 500,000 ounces of proven/probable gold reserves are discovered on the Bowerman Project within 5 years from the date of repurchase of the shares.

        The purpose of the share roll-back plan is to reduce the number of currently issued and outstanding shares of the Company in order to enhance the value of shares acquired by new investors in the Company.

        On March 26, 1997, the Company signed a letter of intent with Black Diamond Mining, Inc., concerning acquisition of an interest in a property known as the Lelan-Dividend Project located in Yavapai
County, Arizona. Pursuant to the terms of the letter of intent, the Company will have 90 days after placing a $50,000 deposit in escrow, to conduct due diligence on the property. At its election on or before the expiration of the option period, the Company will have the right to purchase a 70% joint venture interest in the property by paying an additional $200,000. Thereafter, upon completion of exploration and bankable feasibility analysis, Black Diamond Mining, Inc., will have a 60 day option to convert its 30% joint venture interest into common shares of the Company in accordance with a formula which effectively exchanges shares to be issued at the then current stock price for minable reserves valued at $30 per proven/probable ounce.

        The Company is also engaged in preliminary discussions regarding the possibility of acquiring interests in two additional properties. As of May 15, 1997, the Company had not executed letters of intent or taken any other formal actions with respect to such potential acquisitions.

        This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding reserves, resources, mineralized material or deposits, mining methods, political and related matters, planned levels of exploration, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated grade, geological, metallurgical, processing or other problems, conclusions of feasibility studies, changes in project parameters as plans continue to be refined, the timing of receipt of governmental permits, results of current or planned exploration activities, environmental costs and risks, changes in the gold price, and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions against placing undue reliance on forward-looking statements all of which speak only as of the date made.

ITEM 7.        FINANCIAL STATEMENTS.

        See following pages.
HERITAGE MINES, LTD.
(A Development Stage Company)


CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 31, 1997, 1996 and
For the Period from Inception (May 14, 1992) through
January 31, 1997

HERITAGE MINES, LTD.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                    F-1

        Consolidated Balance Sheet                              F-2

        Consolidated Statements of Operations                   F-4

        Consolidated Statements of Stockholders'
        Equity (Deficit)                                        F-5

        Consolidated Statements of Cash Flows                   F-6

        Notes to Consolidated Financial Statements              F-8

RAIMONDO, PETTIT & GLASSMAN
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Heritage Mines, Ltd.
(A Development Stage Company)
Newport Beach, California

We have audited the accompanying consolidated balance sheet of Heritage Mines, Ltd. (A Development Stage Company) as of January
31, 1997, and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit), for the years ended January
31, 1997, 1996 and for the period from inception (May 14, 1992) through January 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Mines, Ltd. (A Development Stage Company) as of January
31, 1997 and the results of its operations and its cash flows for the years ended January 31, 1997, 1996 and for the period from inception
(May 14, 1992) through January 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note
1, the Company has minimal revenue and needs additional funds to carry out its plan of operations. The Company's continued existence depends upon its ability to obtain additional equity or debt financing.
These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in Note 1. No adjustments have been made to the financial statements to provide for this uncertainty.

/s/
RAIMONDO, PETTIT & GLASSMAN
Torrance, California
May 14, 1997

HERITAGE MINES, LTD.
(A Development Stage Company)


CONSOLIDATED BALANCE SHEET
January 31, 1997

ASSETS (Notes 5 and 6)
Cash and cash equivalents                      1,078
Other current assets                           8,255

Total Current Assets                           9,333

PROPERTY, PLANT, EQUIPMENT,
AND MINE DEVELOPMENT
COSTS, NET                                 2,061,539

OTHER ASSETS

Restricted cash                               17,880
Deposits                                       7,458
Mining claims                                 35,000

Total Other Assets                            60,338

TOTAL ASSETS                               2,131,210

See accompanying notes to financial statements.

HERITAGE MINES, LTD.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
January 31, 1997

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued expenses                       180,781
Accrued compensation                                        107,005
Note payable to related party                                50,000
Convertible note and current maturities
 of long-term debt                                          566,975
Accrued interest                                             24,295

Total Current Liabilities                                   929,056

Long-term debt                                               25,880

TOTAL LIABILITIES                                           954,936

COMMITMENTS AND CONTINGENCY (Note 9)

STOCKHOLDERS' EQUITY

Preferred stock; no par value; 10,000,000 shares
  authorized; no shares issued and outstanding                    -
Common stock; no par value; 200,000,000
  shares authorized; 10,472,068 shares issued
  and outstanding                                            26,180
Additional paid-in capital                                2,838,207
Deficit accumulated during the
   development stage                                    (1,688,113)

TOTAL STOCKHOLDERS' EQUITY                                1,176,274

TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                                     2,131,210

See accompanying notes to financial statements.
HERITAGE MINES, LTD.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Period from
                                                           Inception
                             Year ended     Year ended     (May 14, 1992)
                             January 31,    January 31,    through
                             1997           1996           January 31, 1997

REVENUES
 Operating Revenue             23,274              0                53,270
Total Revenues                 23,274              0                53,270

OPERATING COSTS
 General and
 administrative             1,299,916        319,524             1,790,527
 Depreciation                  75,505         29,129               151,668
Total Operating Costs       1,375,421        348,653             1,942,195

LOSS FROM
 OPERATIONS               (1,352,147)      (348,653)           (1,888,925)

OTHER INCOME (Expense)
 Interest expense, net       (26,770)        (9,345)              (36,398)
 Other income                       -          2,833               237,210
Total Other Income
 (Expense)                   (26,770)        (6,512)               200,812

NET LOSS                  (1,378,917)      (355,165)           (1,688,113)

NET LOSS PER
 COMMON SHARE                      (0.15)         (1.76)                 (.91)

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES           8,936,241        201,703             1,846,381

See accompanying notes to financial statements.

HERITAGE MINES, LTD.
(A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF
                         STOCKHOLDERS' EQUITY (DEFICIT)

                                  (page 1 of 2)

                                     Common Stock                 Additional
                             Shares                               Paid-In
                             Issued         Amount                Capital
Issuance of WAZCO common
 stock, May 14, 1992           25,000         25,000               180,469
Net loss for the period
Balance, January 31, 1993      25,000         25,000               180,469

Issuance of GWZ common
 stock, April 26, 1993         15,000         15,000
Net income for the year
Balance, January 31, 1994      40,000         40,000               180,469

Net loss for the year
Balance, January 31, 1995      40,000         40,000               180,469

Issuance of Heritage Gold
 Mines common stock,
 July 21, 1995, at par
 ($.001 per share)            310,000            310

Issuance of WAZCO common
 stock for legal services
                                  735            735
Net loss for the year
Balance, January 31, 1996     350,735         41,045               180,469

Net effect on common stock
 to account for reverse
 acquisition                3,083,265       (32,460)                32,460

Issuance of common stock in
 connection with the
 Reorganization,
 March 6, 1996              6,566,000         16,415             1,696,998

Issuance of common stock in
 connection with the
 Private Placement            293,125            733               631,242

Conversion of debt to
 common stock                 170,943            427               141,458

Issuance of common stock
 for compensation               8,000             20                23,980

Contribution of
 compensation by
 stockholders                                                      131,600

Net loss for the year
Balance,
 January 31, 1997          10,472,068         26,180             2,838,207

See accompanying notes to financial statements.

HERITAGE MINES, LTD.
(A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF
                         STOCKHOLDERS' EQUITY (DEFICIT)

                                  (page 2 of 2)

                             Deficit Accumulated                     Total
                             During the                      Stockholders'
                             Development Stage            Equity (Deficit)
Issuance of WAZCO common
 stock, May 14, 1992                                               205,469
Net loss for the period              (9,889)                       (9,889)
Balance, January 31, 1993            (9,889)                       195,580

Issuance of GWZ common
 stock, April 26, 1993                                              15,000
Net income for the year               86,655                        86,655
Balance, January 31, 1994             76,766                       297,235

Net loss for the year               (30,797)                      (30,797)
Balance, January 31, 1995             45,969                       266,438

Issuance of Heritage Gold
 Mines common stock,
 July 21, 1995, at par
 ($.001 per share)                                                     310

Issuance of WAZCO common
 stock for legal services                                              735
Net loss for the year              (355,165)                     (355,165)
Balance, January 31, 1996          (309,196)                      (87,682)

Net effect on common stock
 to account for reverse
 acquisition                                                             -

Issuance of common stock in
 connection with the
 Reorganization,
 March 6, 1996                                                   1,713,413

Issuance of common stock in
 connection with the
 Private Placement                                                 631,975

Conversion of debt to
 common stock                                                      141,885

Issuance of common stock
 for compensation                                                   24,000

Contribution of
 compensation by
 stockholders                                                      131,600

Net loss for the year            (1,378,917)                   (1,378,917)
Balance, January 31, 1997        (1,688,113)                     1,176,274

See accompanying notes to financial statements.
HERITAGE MINES, LTD.
(A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS

                                                           Period from
                                                           Inception
                             Year ended     Year ended     (May 14, 1992)
                             January 31,    January 31,    through
                             1997           1996           January 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                 (1,378,917)      (355,165)           (1,688,113)
 Adjustments to
 reconcile net loss to
 net cash used in
 operating activities:
  Depreciation                 75,505         29,129               151,668
  Stock issued for
   services                    24,000          1,045                25,045
  Stockholders' compensation
   contributed to capital     131,600              -               131,600
 Changes in assets and
  liabilities:
  Other current assets         15,346       (23,601)               (8,255)
  Restricted cash                   -        (7,300)              (17,880)
  Accounts payable and
   accrued expenses           157,288         55,753               180,781
  Accrued compensation         29,978         77,027               107,005
  Accrued interest             26,217         35,860                71,593

Net cash used in operating
 activities                 (918,983)      (187,252)           (1,046,556)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and
 equipment                  (107,738)      (114,889)             (194,798)
Mine development costs      (847,526)      (251,262)           (1,223,374)
Construction in progress    (124,037)       (77,239)             (283,972)
Deposits                        3,000        (6,938)               (7,458)
Mining claims                       -              -              (20,000)

Net cash used in investing
 activities               (1,076,301)      (450,328)           (1,729,602)

See accompanying notes to financial statements.

HERITAGE MINES, LTD.
(A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS

                                                           Period from
                                                           Inception
                             Year ended     Year ended     (May 14, 1992)
                             January 31,    January 31,    through
                             1997           1996           January 31, 1997

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock
  for cash                    631,975              -               744,475
 Proceeds from notes
  payable to related
  parties                     716,323        373,677             1,090,000
 Proceeds from notes
  payable                     625,000         36,640               661,640
 Advances from related
  parties                           -        252,000               294,500
 Repayment of notes
  payable                       (479)              -              (48,879)
 Repayment of advances
  from related parties              -        (2,000)              (14,500)

 Net cash provided from
  related parties           1,972,819        660,317             2,727,236

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                 (22,465)         22,737                 1,078

CASH AND CASH EQUIVALENTS
 BEGINNING OF YEAR             23,543            806                     0

CASH AND CASH EQUIVALENTS
 END OF YEAR                    1,078         23,543                 1,078

SUPPLEMENTAL SCHEDULE OF
 NONCASH INVESTING AND
 FINANCING ACTIVITIES:

 Stock issued for services     24,000          1,045                25,045
 Stockholders' compensation
  contributed to capital      131,600              -               131,600
 Equipment exchanged for
  mining claims                     -              -                15,000
 Note payable issued to
  related party for
  property, plant,
  equipment and mine
  development costs                 -              -               327,000
 Notes payable issued for
  property, plant and
  equipment                    31,694              -               106,094
 Notes payable converted
  to common stock             141,885              -               141,885
 Stock issued for
  subscriptions
  receivable                        -              -               127,500
 Stock issued for
  equipment                         -              -                92,969
 Issuance of common stock
  in connection with the
  reorganization            1,713,413              -             1,713,413

See accompanying notes to financial statements.
HERITAGE MINES, LTD.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      ORGANIZATION AND DESCRIPTION OF BUSINESS

HERITAGE MINES, LTD.
Heritage Mines, Ltd., formerly known as Alchemy Equities, Ltd. ("the Company" or "Heritage") was incorporated under the laws of the State of Colorado on January 19, 1995. On March 6, 1996, Heritage Mines, Ltd. acquired all the outstanding shares of Heritage Gold Mines, Inc. Since Heritage Mines, Ltd. was a non-operating shell, and considering that the former stockholders of Heritage Gold Mines, Inc. control Heritage Mines, Ltd. after the acquisition, this business combination was accounted for as a reverse acquisition.

Prior to its merger with Heritage Gold Mines, Inc., Heritage Mines, Ltd. had no full time employees, owned no real property and was formed for the purpose of seeking out business opportunities. Under the purchase method, the $125,000 goodwill generated by the alloca-tion of the purchase price (mainly acquisition expenses) was complete-ly amortized and is included in general and administrative expenses.

HERITAGE GOLD MINES, INC.
WAZCO, Inc. ("WAZCO"), GWZ Management Company, Inc.
("GWZ"), and Heritage Gold Mines, Inc. ("Heritage Gold Mines") (A
Development Stage Company) were incorporated on May 14, 1992,
April 26, 1993, and July 21, 1995, respectively, under the laws of the State of Nevada.

In connection with the merger with Heritage Mines, Ltd., Heritage
Gold Mines acquired 100% of the stock of WAZCO and GWZ from the common stockholders, and several notes payable to stockholders and related parties were contributed to capital (the "Reorganization") (Note 6). The exchange of shares between the companies under common control was accounted for as if the combination was a pool-ing of interest.

DESCRIPTION OF BUSINESS

The Company is developing the business to mine, mill and refine gold ore from its own claims and deposits for sale as 80% fine dore gold bars and 99.99% pure gold bullion.

Once in production, the 80% fine dore gold bars will be recovered and refined by the Company from its own free gold on site. The concen-trates, after the free gold and the Company production of 80% fine dore gold bars, will be further refined under contract with outside independent processors and refiners into 99.99% pure gold bullion bars, which are then sold by the Company throughout recognized outlets into the readily available domestic and international gold market.

DEVELOPMENT STAGE

From its inception (considered to be May 14, 1992 for the purpose of these consolidated financial statements), to January 31, 1997, the Company was in the development stage. The Company has concen-trated its activities to acquire, explore, claim and permit mineral properties, acquire, repair, retrofit and bring mining equipment to its intended use, develop the mineral properties to get them ready for operations and to raise capital to finance the activities described above. From inception through January 31, 1997, there have been no active mining operations, although small test runs generated minimal reve-nues at the end of the 1997 fiscal year.

GOING CONCERN

The Company has incurred operating losses from inception through January 31, 1997, has an accumulated deficit of $1,688,113, and negative working capital of $919,723. During the year ended January
31, 997, the Company's operations used $918,983 of cash, and the Company used $1,076,301 of cash in investing activities. The Compa-ny's cash was provided from stock issuances and notes from related parties and others. Management expects that the Company's cash expenditures for the fiscal year ended January 1, 1998, will not be less than $1,000,000. Larger expenditures may be incurred based on the Company's development project opportunities, and available cash resources from operating cash flow and/or from additional financing.

The Company is in the process of raising between $500,000 and $1,000,000 through a private placement of convertible debt securities (Note 10). Management believes that the funds raised will allow the Company to start revenue generating operations within the year. However, there can be no assurance such funds will be raised or will be sufficient to support profitable operations and additional financing may be necessary. No adjustments have been made to the accompa-nying financial statements to provide for this uncertainty.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Heritage Mines, Ltd., and Heritage Gold Mines and its wholly owned subsidiar-ies, GWZ and WAZCO. All significant intercompany balances and transactions have been eliminated.

MANAGEMENT'S ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabili-ties and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expens-es during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS AND SUPPLEMENTAL CASH
FLOW INFORMATION

Cash and cash equivalents consist of all cash balances and highly liquid investments with a maturity of three months or less.

Income taxes and interest paid for all periods presented was immateri-al.

FAIR VALUE OF FINANCIAL STATEMENTS

The carrying value of financial instruments included in current assets and liabilities approximates fair value because of the short maturity of these items. The carrying value of notes payable and long-term debt approximates fair value since these instruments bear rates consistent with current market interest rates.

INVENTORIES

Ore and in-process inventories and materials and supplies are stated at the lower of average cost or net realizable value. Precious metals are stated at market value. Since there were no active operations, there was no such inventory at January 31, 1997.

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT
COSTS

Expenditures for new property, plant and equipment or expenditures which extend the useful lives of existing property, plant and equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over their estimated productive lives, which range from five to ten years.

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including the costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized. Such costs and estimated future develop-ment costs will be amortized using a unit-of-production method over the estimated life of the ore body. No amortization was recorded for all years presented as there have been no active mining operations from inception to January 31, 1997.

Interest expense allocable to the cost of developing mining properties and to constructing new facilities is capitalized until operations com-mence. Interest capitalized amounted to $2,509, $26,088, and $37,143 for the years ended January 31, 1997, 1996 and from inception through January 31, 1997, respectively.

Gains or losses from normal sales or retirements of assets are included in other income and expense.

MINING REVENUES

Mining revenues are recognized upon passage of title of the gold.

MINING COSTS

In general, mining costs are charged to operations as incurred.

RECLAMATION AND MINE CLOSURE COSTS

Estimated future reclamation and mine closure costs are based princi-pally on legal and regulatory requirements and are accrued and charged over the expected operating lives of the Company's mines using a unit-of-production method. No costs have been accrued to date since there have been no active mining operations from inception to January 31, 1997.

INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax conse-quences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valua-tion allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

ISSUANCE OF STOCK FOR SERVICES

Shares of the Company's common stock issued for services are record-ed in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations", and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation
("SFAS 123"), at the fair market value of the stock issued or the fair market value of the services provided, whichever value is the more clearly evident.

STOCK COMPENSATION PLAN

SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

NET LOSS PER COMMON SHARE

Net loss per common share is computed based on the reported net loss divided by the weighted average number of outstanding common shares. Common stock equivalents, which consisted of warrants, options and convertible debt, have not been included as their effect would be anti-dilutive.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform with the current year presentation.

3.      PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOP-
MENT AND MINING CLAIMS.

                                                   January 31, 1997

Equipment                                                   377,194
Mine development                                          1,223,374
Construction in progress                                    610,972

                                                          2,211,540

Less accumulated depreciation                             (150,001)

                                                          2,061,539

The Company's facilities, deposits, and claims are located in the Knownothing Creek Mining District at the Forks of Salmon in North-ern California. The Company pays annual fees of a nominal amount to the Federal Bureau of Land Management for the rights to use such land to develop and extract minerals. At January 31, 1997, there are thirty-one claims in various stages of exploration and development, valued at cost of $35,000.

Mine development costs are capitalized to the extent they are recover-able from future mining operations, assuming the Company will continue as a going concern. Such analysis of cost recovery is based on estimated ore reserves that are considered to be economically recoverable. Because of the inherent uncertainties surrounding the determination of such estimates, it is at least reasonably possible that estimated reserves may change in the near future and, as a result, the mine development costs may not be entirely recoverable.

Construction in progress consists of a mill and its ancillary facilities, which are connected by Company-improved roads to various claims and operational mining locations. The mill operation includes crushing, grinding, separation shaker screen and concentration equipment, and a furnace house, saw mill house, and dynamite storage house.

4.      RESTRICTED CASH

As of January 31, 1997, the Company had $17,880 in restricted cash to serve as collateral for several U.S. Forest Service reclamation bonds. The bonds are required to insure reclamation and stabilization of surface resources, and are subject to yearly changes in the Company's operations and costs of reclamation and erosion control.

5.      CONVERTIBLE NOTE AND LONG-TERM DEBT

At January 31, 1997, the Company's long-term debt consists of the following:


Convertible note payable to an individual bearing
 interest at 10%, with principal and interest due
 on September 15, 1997.  This note is convertible
 into the Company's common stock at $1.25 per share
 and is secured by a deed of trust on one of the
 Company's mining claims and collateralized by the
 Company's assets and production from its mining
 operations.                                                525,000

Notes payable to three separate individuals, bearing
 interest at 10%, with principal and interest due on
 demand.  These notes are collateralized by the assets
 and production from the Company's mining operations
 and are personally guaranteed by one of the Company's
 directors.                                                  36,640

Notes payable to a bank, bearing interest at 8.5%
 with combined monthly payments of $649, including
 interest.  This note is collateralized by
 specific equipment and matures on
 December 15, 2001.                                          31,215

                                                            592,855

 Less current maturities                                    566,975

                                                             25,880

At January 31, 1997, principal payments on the convertible note and long-term debt are due as follows:

Year ended January 31,                        Amount
1998                                         566,975
1999                                           5,806
2000                                           6,319
2001                                           6,878
2002                                           6,877

                                             592,855

During April 1997, the Company received an additional $75,000 on the convertible note payable, bringing the total outstanding balance to $600,000.


6.      STOCKHOLDERS' EQUITY

REORGANIZATION

Pursuant to the Stock Purchase and Exchange Agreement between
Heritage and Heritage Gold Mines (the "Acquisition"), which was consummated on March 6, 1996, (i) Heritage Gold Mines' stockholders received 7,400,000 Heritage common shares in exchange for all of the outstanding shares of Heritage Gold Mines; (ii) Heritage Acquisition Corp. ("Heritage Acquisition"), a former Heritage Gold Mines stockholder, recontributed 934,000 of its Heritage common shares; (iii) Heritage issued 100,000 common shares to Heritage Acquisition in exchange for the assignment by Heritage Acquisition of a $1,000,000 Revolving Promissory Note due from Heritage Gold
Mines. In connection with the Reorganization, the total number of issued and outstanding shares increased by 6,566,000, from 3,434,000 at January 31, 1996 to 10,000,000 at March 6, 1996.

In order to reflect the reverse acquisition (Note 1), the Statement of Stockholders' Equity (Deficit) was adjusted by 3,083,265 common shares to reconcile the January 31, 1996 Heritage Gold Mines common shares of 350,735 to Heritage's 3,434,000 outstanding common shares on that date.

Concurrent with and related to the Acquisition, certain obligations and receivables of the Company were contributed to capital as follows:

$1,000,000 note payable, plus accrued
 interest of $5,026, due to Heritage
 Acquisition, $323,000 of which was
 outstanding at January 31, 1996, and
 assigned to Heritage on March 6, 1996,
 was converted to 598,998 common shares
 as part of the 6,566,000 newly issued
 Acquisition shares.                       1,005,026

$353,000 note payable, plus accrued
 interest of $40,387, due to a
 stockholder was contributed to
 capital.                                    393,387

Non-interest bearing advance due to a
 related party was assumed by a
 stockholder and contributed to
 capital.                                    250,000

Amount payable to a stockholder for
 legal fees was assumed by a stockholder
 and contributed to capital.                  50,000

Non-interest bearing advance due to a
 former stockholder was assumed by a
 stockholder and contributed to capital.      30,000

Subscriptions receivable settled as part
 of the Reorganization.                     (15,000)

                                           1,713,413

PRIVATE PLACEMENT

During the year ended January 31, 1997, and pursuant to a private placement offering (the "Private Placement"), 293,125 shares of the Company's common stock were issued at prices ranging from $2.00 to $2.50 per share for a total of $631,975. Subsequent to year end, 50,000 shares were issued at $2.50 per share for a total of $125,000.

CONVERTIBLE DEBT

In June 1996, the Company issued a sixty-day $100,000 10% convert-ible note payable to an individual. In August 1996, the note was converted into 150,000 shares of the Company's common stock at an approximate price of $0.667 per share.

In May, 1996, the Company received a $40,000 advance from an officer of the Company, bearing interest at 8%. In December, 1996, the advance plus accrued interest of $1,885 was converted into 20,943 shares of the Company's common stock at an approximate price of $2.00 per share.

STOCK ISSUED IN LIEU OF COMPENSATION

In July, 1996, an officer of the Company converted $24,000 in accrued compensation into 8,000 shares of the Company's common stock at a conversion price of $3.00 per share.

EXECUTIVE COMPENSATION CONTRIBUTED TO CAPITAL

During the year ended January 31, 1997, three officers of the Compa-ny, who are also stockholders, contributed $131,600 in accrued com-pensation to capital.

COMMON STOCK

The Board of Directors determined a stated value for the common stock of $0.0025 per share, with any balance paid per share designated as additional paid-in capital. On January 8, 1996, the Board of Direc-tors authorized a two-for-one stock split of common stock to stock-holders of record on January 15, 1996. All share and per-share amounts in the accompanying financial statements have been adjusted for the split.

PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of its no par value preferred stock. The preferred stock may be issued in series, from time to time, with such designation, rights, preferences, and limitations as the Board of Directors may determine by resolution. As of January 31, 1997, no shares of preferred stock were issued or outstanding.

WARRANTS

During the year ended January 31, 1995, the Company issued
2,695,000 each of Class A and Class B Warrants (the "Warrants"). 44,000 Class A Warrants were issued during the year ended January 31, 1996. Each Warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $2.00 and $4.00 per share for the Class A and Class B Warrants, respectively. The Warrants became exercisable on August 1, 1995, and expire on December 31, 1999. No Warrants have been exercised, and the Class
B Warrants were canceled in January, 1996, in connection with the Acquisition.


The Company reserves the right to extend the expiration date or reduce the exercise price of the Warrants upon giving five days notice. The Warrants can only be exercised when the shares underlying the Warrants are registered.

1996 STOCK OPTION PLAN

On April 4, 1996, the Company adopted the 1996 Stock Option Plan (the "Plan"), subject to the approval of shareholders. The Plan authorizes the granting of incentive and nonqualified stock options, and stock appreciation rights relating to certain nonqualified stock options, to employees, directors and consultants. Up to 1,200,000 shares of the Company's common stock may be issued under the Plan.

The exercise price of the shares under option shall equal the fair market value (FMV) of the common stock at the date of grant for incentive options (110% of the FMV for over 10% shareholders), and at a price as determined by the Board of Directors for non-qualified options.

The options are exercisable over five and ten years for incentive and nonqualified options, respectively, and vest in increments which may be determined at the date of grant.

Following is a summary of all common stock options outstanding:

                              Shares Under          Weighted Average
                              Option                Exercise Price
Outstanding at
 January 31, 1996                   -                     -
 Granted                      908,200                     1.67
 Canceled                      10,000                     1.67

Outstanding at
 January 31, 1997             898,200                     1.67

Weighted average fair
 value of options granted
 during the year                                          1.18


Each outstanding option allows the holder to purchase one share of common stock at any time after the vesting date, which ranges from immediate to ten years. At January 31, 1997, 119,760 options were exercisable.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock option plans under the fair value based method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the year ended January 31, 1997: risk-free interest rate of 6.5%, no dividend, volatility factor of the expected market price of the Company's common stock of .60, and an expected weighted average life of the options of 8.3 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting or trading restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information for the year ended January 31, 1997, is as follows:

Pro forma net loss                           (1,508,424)
Pro forma net loss per common share          (0.17)

7.      RELATED PARTY TRANSACTIONS

The $50,000 note payable to a related party is due to a former officer of the company, bears interest at 10%, with principal and interest due on demand. This note is collateralized by the assets and production from the Company's mining operations and is personally guaranteed by one of the Company's directors. Accrued interest at January 31, 1997 includes $8,356 due on this note.

Subscriptions receivable of $15,000 relating to the incorporation of GWZ were settled as part of the Reorganization (Note 6).

A stockholder who provides legal services to the Company received
735 shares of the Company's common stock for legal services provid-ed during the year ended January 31, 1996. Legal expense in connec-tion with services rendered by this individual was $949, $32,411 and $54,149 for the years ended January 31, 1997, 1996 and from incep-tion through January 31, 1997, respectively. $50,000 in accrued legal fees due to this individual as of January 31, 1996 was assumed by a stockholder, and contributed to capital during the year (Note 6).

Legal expense during the year ended January 31, 1997 includes
$12,619 for services provided by a stockholder and former director of the Company. Included in accounts payabLe at January 31, 1997 is approximately $6,000 due to this individual.

Accrued compensation includes $51,300 due to an officer at January
31, 1997.

Other current assets include $7,730 in prepaid compensation to a related party who provides bookkeeping services to the Company. Facilities and space rent are also paid to this individual. Rent expense amounted to $6,300, $6,300, and $13,650 for the years ended January
31, 1997, 1996, and from inception through January 31, 1997, respec-tively. Included in accrued expenses is $3,150 due to this individual at January 31, 1997.

During the year ended January 31, 1994, the Company paid $11,000 for services provided by a company owned by a former director.

Interest cost incurred to related parties was $12,475, $33,664, and $55,655 for the years ended January 31, 1997, 1996, and inception through January 31, 1997, respectively.

8.      INCOME TAXES

WAZCO, GWZ, and Heritage Gold Mines filed separate returns for tax years 1995, 1994, and 1993 with different tax year ends. Short period returns were filed from the different entities year ends through March 6, 1996, the date of the Reorganization. Upon Reorganization, Heritage Mines, Ltd. will file a consolidated return with a January 31, 1997 year end. The Company has incurred tax losses for all entities and all periods presented. As a result, no provision has been recorded and the tax benefit of net operating losses was offset by valuation allowances of the same amount.

As of January 31, 1997, the Company had combined net operating loss carryforwards available to offset future taxable income of approximate-ly $138,393, which expire at various times through 2011. For tax purposes, only a portion of the tax net operating loss can be utilized in any given year if the company which generated the loss has more than fifty percent change in ownership in a three year listing period. Accordingly, the Reorganization may result in limitations on the use of the NOL described above.

The components of the net deferred tax asset and (liability) are as follows:

                              For the Years Ended January 31
                                 1996                  1997
Net operating loss
 carryforward                  47,054                47,054
Capitalized costs             569,563               139,755

 Subtotal                     616,617               186,809

 Valuation allowance        (616,617)             (186,809)

 Total                              -                     -

9.      COMMITMENTS AND CONTINGENCY

NONCANCELABLE OPERATING LEASES

The Company leases office space and equipment under the terms of noncancelable operating lease agreements with lease terms through January 2001. Rent expense for the years ended January 31, 1997, 1996, and from inception through January 31, 1997 was $37,771, $531, and $38,302, respectively.

At January 31, 1997, future minimum lease payments are as follows:

Year ended January 31,                        Amount
1998                                          41,368
1999                                          41,368
2000                                           6,633
2001                                           3,036

                                              92,405

LITIGATION SETTLEMENT

In May 1993, WAZCO entered into a joint venture agreement with Sky Scientific, Inc. ("Sky"), a California corporation, with the purpose of raising equity to develop its mining operations. In 1994, Sky issued stock and deposited $220,000 in exchange for the Company's twelve mining claims. The funds were recorded in other income in 1994.
Other than this transaction, the joint venture was never consummated and WAZCO sued Sky to recover its claims, and Sky countersued. In
March 1996, the litigation was settled as follows: Sky was given two of the twelve claims, the remaining ten claims were returned to WAZCO, and the stock issued to WAZCO was canceled.

10.     SUBSEQUENT EVENTS

LEGAL PROCEEDINGS

On February 26, 1997, a former officer of the Company and five other individuals filed a complaint against the Company, seeking $86,640 plus interest and costs, relating to $86,640 in demand notes payable. The Company does not dispute the amounts due under the demand notes and is currently negotiating to settle the terms of payment. At January 31, 1997, $50,000 and $36,640 are recorded as a related party note payable and current maturities of long-term debt, respectively.

EMPLOYMENT AGREEMENT

In March 1997, the Company entered into an employment agreement with its President and Chief Executive Officer for a term expiring December 31, 1997. The agreement provides for a base monthly salary of $15,000 and the granting of 600,000 stock options to acquire 600,000 of the Company's common shares, at terms yet to be deter-mined.

PRIVATE PLACEMENT OF CONVERTIBLE DEBT

On April 28, 1997, the Company commenced a 15% convertible debenture offering for a minimum of $500,000 and a maximum of $1,000,000. The debentures will be secured by substantially all of the Company's assets and mature two years after the date of issuance. Subject to certain adjustment provisions, the debentures are convertible into shares of the Company's common stock at a conversion price of $1.25 per share from the period six months to one year following the date of issuance, and at a conversion price of $2.50 per share if converted after one year but prior to maturity. The debentures are redeemable by the Company at 100% of the purchase price plus accrued interest. The closing of the debenture offering is subject to a share roll-back program, whereby certain major shareholders will exchange shares for promissory notes, the payment of which are contingent upon performance targets for certain of the Company's operations.

LETTER OF INTENT - ACQUISITION

On March 26, 1997, the Company signed a letter of intent to acquire an interest in a mining property in Arizona. The company will have 90 days after placing a $50,000 deposit in escrow, to conduct due diligence on the property. The Company has not yet obtained the escrow funds, and there can be no assurance that the Company will be above to obtain such funds. At its election on or before the expiration of the option period, the Company will have the right to purchase a 70% joint venture interest in the property by paying an additional $200,000. Thereafter, upon completion of an exploration program which defines 500,000 ounces or greater of minable reserves, the owners of the 30% joint venture interest will have a 60 day option to convert its interest into common shares of the Company in accordance with a formula which effectively exchanges shares to be issued at the then current stock price for minable reserves valued at $30 per proven/probable ounce.

LEASE COMMITMENT

The Company plans to move its corporate headquarters to Durango, Colorado and, in May 1997, signed a sixty month operating lease with base monthly rental payments of approximately $2,975 per month.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

        The Company has had no change in, or disagreements with, its principal independent accountants since the date of inception.
However, in February, 1996, subsequent to the end of its fiscal year ending January 31, 1996, the Company did change accountants.

        Comiskey & Company, P.C., 2851 S. Parker Road, Suite 1125, Aurora, Colorado 80014-9921, the independent accountant previously engaged as the principal accountant to audit the Company's financial statements, was dismissed, effective February 22, 1996. The report of Comiskey & Company, P.C., on the financial statements of the Company for the fiscal year ending January 31, 1996, did contain an explanatory paragraph with respect to the existence of substantial doubt about the Company's ability to continue as a going concern, but did not contain any other adverse opinion, disclaimer of opinion or qualification as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended and approved by the board of directors of the Company and occurred in conjunction with a change in control of the Company.

        There were no disagreements with Comiskey & Company, P.C., at any time, on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

        Effective as of February 22, 1996, the Company engaged new independent accountants, Raimondo, Pettit & Glassman, a Partnership including Professional Corporations, Union Bank Tower, Suite 1250, 21515 Hawthorne Boulevard, Torrance, California 90503, as the principal accountants to audit the registrant's financial statements.

                                Part III


ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages and positions held of the directors and officers of the company following the completion of this change in control and as of the end of its fiscal year were as follows:

Name                          Age            Positions Held

James D. Stout                 52            Chairman of the Board,
                                             President & Director

Douglas L. Drumwright          50            Executive Vice President,
                                             Chief Financial Officer &
                                             Director

Mark Gavard                    49            Executive Vice President,
                                             Director of Exploration,
                                             Development & Mining
                                             Operations, & Director

Peter Wilson                   44            Executive Vice President
                                             & Director

Robert E. Newberry             50            Senior Vice President &
                                             Director


        On or about March 13, 1997, the Company hired Gregory B. Sparks as President and Chief Executive Officer and elected him to the vacant fifth seat of the Board of Directors. In conjunction with this action, three officers resigned their positions with the Company. The names, ages and positions held of the directors and officers of the Company following these changes are as follows:


Name                             Age            Positions Held

Gregory B. Sparks                 47            President, Chief
                                                Executive Officer &
                                                Director

Mark Gavard                       49            Executive Vice
                                                President, Director of
                                                Exploration,
                                                Development & Mining
                                                Operations & Director


Robert E. Newberry                50            Senior Vice President
                                                & Secretary

Douglas L. Drumwright             50            Director

James D. Stout                    52            Director

Peter Wilson                      44            Director

BIOGRAPHICAL INFORMATION

   Gregory B. Sparks, President, Chief Executive Officer and Director

   Mr. Sparks, President and Chief Executive Officer, a Registered Professional Mining Engineer, has held executive and other senior management positions with companies such as Echo Bay Mines, Standard Metals Corporation, American Mine Services and Tenneco Minerals/American Borate. His extensive experience included prospect evaluations, acquisition negotiations, infrastructure establishment, environmental consultations and due diligence reviews of both surface and underground mining of base and precious metals.

   Mark Gavard, Executive Vice President in charge of Exploration, Development and Mining Operations and Director

   Mark Gavard, co-founder of Heritage Gold Mines Incorporated, is an experienced, versatile miner and mine operator adept at matching selected ore deposits to production techniques, personnel and marketing, and coordinating them with economic conditions. Mr.
Gavard has acquired, expanded, operated and sold several hard rock mines including the Mohawk Mine located in the State of Nevada. Together with a partner, he developed the mine to be Nevada's largest producing underground silver mine in the late 1970's and early 1980's. With over twenty years of versatile mining experience, Mr. Gavard has a strong background in the understanding of surface, underground, and underwater blasting techniques. This experience has proven to be invaluable as to his ability to determine minerable ore and expedition of its production. In addition, Mr. Gavard's vast knowledge in the coordination of materials, equipment and labor in remote locations makes him an invaluable asset.

   Robert E. Newberry, Senior Vice President and Secretary

   Mr. Newberry was most recently Vice President and Director of Electrosci Incorporated, an electrochemical water purification company, which licensed its patents both nationally and internationally. Previously, he owned and operated Barron Financial Group, a nationwide mortgage banking company. Prior to Barron Financial
Group, he was Executive Vice President of Beverly Hills Savings. He received a Bachelor of Science from Southern Illinois University in 1968 and also graduated from Northwestern University's Mortgage
Banking program.

   Douglas L. Drumwright, Director

   Mr. Drumwright served as Vice President and Chief Financial
Officer of Homestake Mining Company from 1983-1986. Homestake is the largest producer of precious metals in the United States, operating both base and precious metal mining operation domestically and internationally. Homestake is the fifth oldest company on the New York Stock Exchange. While at Homestake, Mr. Drumwright supervised the placement of substantial equity and pollution control bond financing, as well as the establishment of revolving credit lines in the United States and Europe. During his tenure, the company's shares were split twice and were listed on the London, Zurich and Frankfurt Exchanges. Since leaving Homestake, Mr. Drumwright has been actively engaged as a consultant and principal in various start up and turn around situations. In this connection in the last five years he has served as CEO of numerous public and private companies, including Care Enterprises, Inc. (NYSE), Tustin, CA; Maxum Health
Corp. (NASDAQ), Dallas, TX; and United Western Medical Centers,
Santa Anna, CA.

   James D. Stout, Director

   Mr. Stout served as President and CEO of Parker Technology, based at Twenty-Nine Palms, California, a high technology processor of gold and platinate group metals, for eight years prior to taking over his present duties at Heritage Mines, Ltd. Prior to that time, he founded and operated Five Star, one of the largest apartment unit owners and managers in the USA and was President of US operations for Daon Development Corporation of Vancouver, BC, involved in all aspects of commercial, residential and industrial land development and construction.

   Peter Wilson, Director

   Mr. Wilson has been involved in the founding and management of Molson Development Company, a residential real estate firm;
Quicksilver USA, Inc. and Barely Legal, Inc., major sportswear manufacturers and distributors. In 1989, Mr. Wilson founded
Electrosci, Inc., a California corporation that purchased the worldwide patents for an electrolytic process. Mr. Wilson graduated from the University of Southern California with a degree in architecture.

Compliance With Section 16(a) of the Exchange Act.

   To the best knowledge and belief of the Company, each of the directors, officers or beneficial owners of more than 10% of the Company's securities named herein has filed all reports required to be filed by Section 16(a) of the Securities Exchange Act of 1934. None of such reports were filed in a timely manner following the changes in control of the Company described herein.


ITEM 10.          EXECUTIVE COMPENSATION.

   The following table sets forth the compensation provided by the Company to James Stout, the Company's President and Chief
Executive Officer, for services rendered in all capacities to the Company during the fiscal years ended January 31, 1997 and 1996.
No other executive officer received compensation in excess of $100,000 for services rendered in all capacities to the Company during the fiscal years ended January 31, 1997 and 1996.

Name                     Year           Salary

James D. Stout           1997           $95,000 <F1>
                         1996           $50,000 <F2>

<F1>  $75,000 was paid in cash and $20,000 was contributed to capital during the year ended January 31, 1997.

<F2>  $20,000 was paid in cash. $30,000 in accrued compensation at
January 31, 1996 was contributed to capital during the year ended
January 31, 1997.

EMPLOYMENT CONTRACTS.                   The Company had no
employment contracts with any of its officers or directors during the fiscal year ended January 31, 1997. On March 13, 1997, effective as of March 1, 1997, the Company entered into an employment agreement with Gregory B. Sparks, its new President and Chief
Executive Officer for a term expiring December 31, 1997. The agreement provides for a base monthly salary of $15,000 and the granting of stock options to acquire 600,000 of the Company's common shares, at terms yet to be determined.

DIRECTOR COMPENSATION.                  The Company's directors do
not receive any cash compensation for service on the Board of Directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

STOCK OPTION PLAN.               On April 4, 1996, the Company
adopted the 1996 Stock Option Plan. The Plan authorizes the granting of incentive and nonqualified stock options and stock appreciation rights relating to certain nonqualified stock options, to employees, directors and consultants. Up to 1,200,000 shares of the Company's common stock may be issued under the Plan. As of January 31, 1997, options to purchase a total of 898,200 shares of common stock at a purchase price of $1.67 per share were outstanding under the 1996 Stock Option Plan, including 598,800 options held by Douglas L. Drumwright and 299,400 options held by Robert E. Newberry. A total of 119,760 of the outstanding options were exercisable as of January 31, 1997.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT.

   As of January 31, 1997, the Company had a total of 10,472,068 shares of its Common Stock issued and outstanding. Subsequent to year-end, an additional 50,000 shares of Common Stock were issued.
The following table sets forth, as of January 31, 1997, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold five percent (5%) or more of the outstanding Common Stock of the Company.



Name and Address                       Number of    Percentage
                                    Shares Owned      of Class
                                    Beneficially         Owned
Mark Gavard<F1>
P. O. Box 1
Forks of Salmon, CA
96031                              2,970,000<F2>            28.36%

Mark Zane
215 Booker St.
Tonopah, NV  89049                 2,614,530<F2>            24.96%

Peter Wilson<F1>
3334 E. Coast Hwy. #412
Corona del Mar, CA 92625           1,625,552<F3>            15.52%

Heritage Acquisition Corp
3334 E. Coast Highway #412
Corona del Mar, CA 92625           1,625,552<F4>            15.52%

Cede & Co.
P. O. Box 20
Bowling Green Station
New York, NY  10004                      527,973             5.04%

James D. Stout
3857 Birch Street #708
Newport Beach, CA  92660             200,000<F5>             1.91%

B.S.V., LLC
Attn:  Anthony Vitti
23 Corporate Plaza, #135
Newport Beach, CA  92660             200,000<F6>             1.91%

Douglas Drumwright <F1>
39 Harbour Ridge Drive
Newport Beach, CA  92660              80,943<F7>              .77%

Robert E. Newberry<F1>
Newberry Revocable Family Trust
6 Park Place
Newport Beach, CA 92663               39,600<F8>              .38%

Gregory B. Sparks<F1>
420 Blue Ridge
Durango, CO  81301                           -0-             0.0%

All Officers and Directors
as a Group (3 in number)           4,899,965<F3>
                                            <F5>            46.79%


<F1>       The person listed is an officer, a director, or both, of the
Company.

<F2>       Does not include 500,000 shares subject to Class A Warrants owned which are exercisable at $2.00 per share

<F3>       Includes 1,625,552 shares owned by Heritage Acquisition
Corporation of which Mr. Wilson, as the principal shareholder of Heritage Acquisition Corp, may be deemed to be the beneficial owner.

<F4>       Does not include 990,011 shares subject to Class A Warrants owned which are exercisable at $2.00 per share.

<F5>       Includes 200,000 shares owned by B.S.V., LLC of which
Mr. Stout, as the principal shareholder may be deemed to be the beneficial owner.

<F6>       Does not include 55,000 shares subject to Class A Warrants owned which are exercisable at $2.00 per share.

<F7>       Does not include 30,000 shares subject to Class A Warrants owned which are exercisable at $2.00 per share.

<F8>       Does not include 8,000 shares subject to Class A Warrants
owned which are exercisable at $2.00 per share.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

   Peter Wilson is a Director of the Company. He is also President and principal shareholder of Heritage Acquisition Corp. On January 5, 1996, Heritage Acquisition Corp. acquired a controlling interest in the Company through purchase of 1,282,500 shares of its issued and outstanding stock, representing approximately 74.69% thereof.
Heritage Acquisition Corp. also acquired 2,165,000 of the issued and outstanding Class A Warrants, representing approximately 79.04% thereof. Heritage Acquisition Corp. paid a total of $50,000 for the acquisition, of which $25,000 was paid to the sellers of the securities (who were the former officers, directors and principal shareholders of the Company), and $25,000 was allocated to fees, expenses, and costs related to the acquisition.

   Heritage Acquisition Corp. acquired a controlling interest in the Company in anticipation of the subsequent acquisition by the Company of all of the issued and outstanding stock of Heritage Gold Mines, Inc., a Nevada corporation. As described herein, the Company completed the acquisition of Heritage Gold Mines, Inc., on or about March 6, 1996.

   In addition, Heritage Acquisition Corp. has entered into an agreement to purchase 2,614,530 shares of the Company's Common
Stock from Mr. Mark A. Zane.

   Mr. Jeff Gavard is an employee of the Company and brother of Mark Gavard.

   Mr. Gary S. Joiner is a shareholder and attorney of the Company.
He is a partner in the firm of Frascona, Joiner & Goodman, P.C., located in Boulder, Colorado. During the fiscal year ended January 31, 1997, the Company paid Frascona, Joiner & Goodman, P.C., a total of $7,026.75 for legal and costs and fees, and as of January 31, 1997, the Company owed Frascona, Joiner & Goodman, P.C., a total of $6,273.03 for legal fees and costs.

   Mr. John Rogers is a shareholder and employee/consultant of the Company and his spouse, Cindy Hopper, is a partner in the Company's accounting firm of Hopper-Engelund.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 10-KSB.

   The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.                      Document

3.1                              Articles of Incorporation
3.2                              Bylaws
4.1                              Specimen Class A Warrant Certificate
21                               Subsidiaries of the Registrant
27                               Financial Data Schedule

   The Company filed no reports Form 8-K during the last quarter of its fiscal year ending January 31, 1997.

Signatures


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


HERITAGE MINES, LTD.



By:/s/ Gregory B. Sparks
   President, CEO and Director

Date: May 19, 1997



By:/s/ Mark Gavard
   Executive Vice President & Director

Date: May 19, 1997


By:/s/ Robert E. Newberry
   Senior Vice President and Secretary

Date: May 19, 1997


By:/s/ Douglas L. Drumwright
   CFO & Director

Date:  May 19, 1997
                 U.S. Securities and Exchange Commission

                         Washington, D.C. 20549
                             _______________


                               FORM 10-KSB


Annual report under section 13 or 15(d) of the Securities Exchange
Act of 1934 for this fiscal year ended January 31, 1997.


                            ________________


                          Heritage Mines, Ltd.
             (Name of Small Business Issuer in its charter)


660 Newport Center Drive, Suite 1030
Newport Beach, CA                                              92660
(Address of principal executive offices)                     (Zip Code)

Issuers telephone number:    (714) 760-8001


                              EXHIBIT INDEX


Exhibit No.                      Document

3.1                              Articles of Incorporation
3.2                              Bylaws
4.1                              Specimen Class A Warrant Certificate
21                               Subsidiaries of the Registrant
27                               Financial Data Schedule

EXHIBIT 3.1 - ARTICLES OF INCORPORATION


                        ARTICLES OF INCORPORATION

                                   OF

                          HERITAGE MINES, LTD.

   The undersigned, who, if a natural person, is eighteen years of age or older, hereby establishes a corporation pursuant to the Colorado
Business Corporation Act as amended and adopts the following
Articles of Incorporation:

   FIRST:         The name of the corporation is Heritage Mines, Ltd.

   SECOND:        The corporation shall have and may exercise all of
the rights, powers and privileges now or hereafter conferred upon corporations organized under the laws of Colorado.  In addition, the corporation may do everything necessary, suitable or proper for the accomplishment of any of its corporate purposes.  The corporation may conduct part or all of its business in any part of Colorado, the
United States or the world and may hold, purchase, mortgage, lease and convey real and personal property in any of such places.

   THIRD:         The aggregate number of shares which the
corporation shall have authority to issue is one hundred ten million
(110,000,000) shares of which a portion shall be common stock and a portion shall be preferred stock, all as described below.

   A.      Common Stock.         The aggregate number of common
shares which the corporation shall have the authority to issue is one hundred million (100,000,000), which shares shall be designated
"Common Stock."  Subject to all the rights of the Preferred Stock as expressly provided herein, by law or by the Board of Directors pursuant to this Article, the Common Stock of the corporation shall possess all such rights and privileges as are afforded to capital stock by applicable law in the absence of any express grant of rights or privileges in these Articles of Incorporation, including, but not limited to, the following rights and privileges:

   (a) dividends may be declared and paid or set apart for payment on the Common Stock out of any assets or funds of the corporation legally available for the payment of dividends;

   (b) the holders of Common Stock shall have unlimited voting rights, including the right to vote for the election of directors and on all other matters requiring stockholder action. Each holder of Common Stock shall have one vote for each share of Common Stock standing in his name on the books of the corporation and entitled to vote, except that in the election of directors each holder of Common
Stock shall have as many votes for each share of Common Stock held by him as there are directors to be elected and for whose election the holder of Common Stock has a right to vote. Cumulative voting shall not be permitted in the election of directors or otherwise.

   (c) on the voluntary or involuntary liquidation, dissolution or winding up of the corporation, and after paying or adequately providing for the payment of all of its obligations and amounts payable in liquidation, dissolution or winding up, and subject to the rights of the holders of Preferred Stock, if any, the net assets of the corporation shall be distributed pro rata to the holders of the Common
Stock.

   B.      Preferred Stock.      The aggregate number of preferred
shares which this corporation shall have the authority to issue is ten million (10,000,000) shares, each with no par value, which shares shall be designated "Preferred Stock."  Shares of Preferred Stock may be
issued from time to time in one or more series as determined by the
Board of Directors.  The Board of Directors is hereby authorized, by resolution or resolutions, to provide from time to time, out of the unissued shares of Preferred Stock not then allocated to any series of
Preferred Stock, for a series of the Preferred Stock.  Each such series shall have distinctive serial designations.  Before any shares of any such series of Preferred Stock are issued, the Board of Directors shall fix and determine, and is hereby expressly empowered to fix and determine, by resolution or resolutions, the voting powers, full or limited, or no voting powers, and the designations, preferences and relative, participating, optional or other special rights, and the qualifications, limitations and restrictions thereof as provided by
Colorado law.  Before issuing any shares of a class or series, the corporation shall deliver to the secretary of state for filing articles of amendment to these articles of incorporation that set forth information required by Colorado law, including but not limited to, the
designations, preferences, limitations, and relative rights of the class or series of shares.

   C.      Voting.       Unless otherwise ordered by a court of
competent jurisdiction, at all meetings of shareholders one-third of the shares of a voting group entitled to vote at such meeting, represented in person or by proxy, shall constitute a quorum of that voting group.


   FOURTH:        The number of directors of the corporation shall be
fixed by the bylaws, or if the bylaws fail to fix such a number, then by resolution adopted from time to time by the board of directors, provided that the number of directors shall not be more than five (5)
nor less than three (3).  Three (3) directors shall constitute the initial board of directors.  The following persons are elected to serve as the corporation's initial directors until the first annual meeting of shareholders or until their successors are duly elected and qualified:

Name                                            Address
Gary S. Joiner                                  4750 Table Mesa Drive
                                                Boulder, Colorado
                                                80303

Grant W. Peck                                   4555 Kingston Street
                                                Denver, Colorado
                                                80239

Dean F. Sessions                                2040 W. 10th Avenue
                                                Apt. E-301
                                                Broomfield, Colorado
                                                80020

   FIFTH:         The street address of the initial registered office of
the corporation is 4750 Table Mesa Drive, Boulder, Colorado 80303.
The name of the initial registered agent of the corporation at such address is Gary S. Joiner.

   SIXTH:         The address of the initial principal office of the
corporation is 2040 W. 10th Avenue, Apt. E-301, Broomfield,
Colorado 80020.

   SEVENTH:       The following provisions are inserted for the
management of the business and for the conduct of the affairs of the corporation, and the same are in furtherance of and not in limitation or exclusion of the powers conferred by law.

   (a) Conflicting Interest Transactions. As used in this paragraph, "conflicting interest transaction" means any of the following: (i) a loan or other assistance by the corporation to a director of the corporation or to an entity in which a director of the corporation is a director or officer or has a financial interest; (ii) a guaranty by the corporation of an obligation of a director of the corporation or of an obligation of an entity in which a director of the corporation is a director or officer or has a financial interest; or (iii) a contract or transaction between the corporation and a director of the corporation or between the corporation and an entity in which a director of the corporation is a director or officer or has a financial interest. No conflicting interest transaction shall be void or voidable, be enjoined, be set aside, or give rise to an award of damages or other sanctions in a proceeding by a shareholder or by or in the right of the corporation, solely because the conflicting interest transaction involves a director of the corporation or an entity in which a director of the corporation is a director or officer or has a financial interest, or solely because the director is present at or participates in the meeting of the corporation's board of directors or of the committee of the board of directors which authorized, approves or ratifies a conflicting interest transaction, or solely because the director's vote is counted for such purpose if: (A) the material facts as to the director's relationship or interest and as to the conflicting interest transaction are disclosed or are known to the board of directors or the committee, and the board of directors or committee in good faith authorizes, approves or ratifies the conflicting interest transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors are less than a quorum; or (B) the material facts as to the director's relationship or interest and as to the conflicting interest transaction are disclosed or are known to the shareholders entitled to vote thereon, and the conflicting interest transaction is specifically authorized, approved or ratified in good faith by a vote of the shareholders; or (C) a conflicting interest transaction is fair as to the corporation as of the time it is authorized, approved or ratified by the board of directors, a committee thereof, or the shareholders. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the board of directors or of a committee which authorizes, approves or ratifies the conflicting interest transaction.

   (b) Loans and Guaranties for the Benefit of Directors. Neither the board of directors nor any committee thereof shall authorize a loan by the corporation to a director of the corporation or to an entity in which a director of the corporation is a director or officer or has a financial interest, or a guaranty by the corporation of an obligation of a director of the corporation or of an obligation of an entity in which a director of the corporation is a director or officer or has a financial interest, until at least ten days after written notice of the proposed authorization of the loan or guaranty has been given to the shareholders who would be entitled to vote thereon if the issue of the loan or guaranty were submitted to a vote of the shareholders. The requirements of this paragraph (b) are in addition to, and not in substitution for, the provisions of paragraph (a) of Article SEVENTH.

   (c) Indemnification. The corporation shall indemnify, to the maximum extent permitted by law, any person who is or was a director, officer, agent, fiduciary or employee of the corporation against any claim, liability or expenses arising against or incurred by such person made party to a proceeding because he is or was a director, officer, agent, fiduciary or employee of the corporation or because he was a director, officer, agent, fiduciary or employee of the corporation or because he is or was serving another entity as a director, officer, partner, trustee, employee, fiduciary or agent at the corporation's request. The corporation shall further have the authority to the maximum extent permitted by law to purchase and maintain insurance providing such indemnification.

   (d) Limitation on Director's Liability. No director of this corporation shall have any personal liability for monetary damages to the corporation or its shareholders for breach of his fiduciary duty as a director, except that this provision shall not eliminate or limit the personal liability of a director to the corporation or its shareholders for monetary damages for: (i) any breach of the director's duty of loyalty to the corporation or its shareholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) voting for or assenting to a distribution in violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation if it is established that the director did not perform his duties in compliance with Colorado Revised Statutes Section 7-108-
401, provided that the personal liability of a director in this circumstance shall be limited to the amount of the distribution which exceeds what could have been distributed without violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation; or (iv) any transaction from which the director directly or indirectly derives an improper personal benefit. Nothing contained herein will be construed to deprive any director of his right to all defenses ordinarily available to a director nor will anything herein be construed to deprive any director of any right he may have for contribution from any other director or other person.

   (e) Negation of Equitable Interests in Shares or Rights. Unless a person is recognized as a shareholder through procedures established by the corporation pursuant to Colorado Revised Statutes Section 7-107-204 or any similar law, the corporation shall be entitled to treat the registered holder of any shares of the corporation as the owner thereof for all purposes permitted by the Colorado Business
Corporation Act, including without limitation all rights deriving from such shares, and the corporation shall not be bound to recognize any equitable or other claim to, or interest in, such shares or rights deriving from such shares on the part of any other person including without limitation, a purchaser, assignee or transferee of such shares, unless and until such other person becomes the registered holder of such shares or is recognized as such, whether or not the corporation shall have either actual or constructive notice of the claimed interest of such other person. By way of example and not of limitation, until such other person has become the registered holder of such shares or is recognized pursuant to Colorado Revised Statutes Section 7-107-204 or any similar applicable law, he shall not be entitled: (i) to receive notice of the meetings of the shareholders; (ii) to vote at such meetings; (iii) to examine a list of the shareholders; (iv) to be paid dividends or other distributions payable to shareholders; or (v) to own, enjoy and exercise any other rights deriving from such shares against the corporation. Nothing contained herein will be construed to deprive any beneficial shareholder, as defined in Colorado Revised Statutes
Section 7-113-101(1), of any right he may have pursuant to Article
113 of the Colorado Business Corporation Act or any subsequent law.

   EIGHTH:        The name and address of the incorporator is:

                  Gary S. Joiner
                  4750 Table Mesa Drive
                  Boulder, Colorado 80303

   DATED the 19th day of January, 1995.


/s/ Gary S. Joiner
Incorporator


   Gary S. Joiner hereby consents to the appointment as the initial registered agent for Heritage Mines, Ltd.


/s/ Gary S. Joiner
Initial Registered Agent
EXHIBIT 3.2 - BYLAWS

                                 BYLAWS

                                   OF

                          HERITAGE MINES, LTD.


ARTICLE I
Offices

   The principal office of the corporation shall be designated from time to time by the corporation and may be within or outside of Colorado.

   The corporation may have such other offices, either within or outside Colorado, as the board of directors may designate or as the business of the corporation may require from time to time.

   The registered office of the corporation required by the Colorado Business Corporation Act to be maintained in Colorado may be, but need not be, identical with the principal office, and the address of the registered office may be changed from time to time by the board of directors.


ARTICLE II
Shareholders

Section 1. Annual Meeting. The annual meeting of the shareholders shall be held during the month of September of each year on a date and at a time fixed by the board of directors of the corporation (or by the president in the absence of action by the board of directors), beginning with the year 1996, for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the election of directors is not held on the day fixed as provided herein for any annual meeting of the shareholders, or any adjournment thereof, the board of directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as it may conveniently be held.

   A shareholder may apply to the district court in the county in Colorado where the corporation's principal office is located or, if the corporation has no principal office in Colorado, to the district court of the county in which the corporation's registered office is located to seek an order that a shareholder meeting be held (i) if an annual meeting was not held within six months after the close of the corporation's most recently ended fiscal year or fifteen months after its last annual meeting, whichever is earlier, or (ii) if the shareholder participated in a proper call of or proper demand for a special meeting and notice of the special meeting was not given within thirty days after the date of the call or the date the last of the demands necessary to require calling of the meeting was received by the corporation pursuant to C.R.S. Section 7-107-102(1)(b), or the special meeting was not held in accordance with the notice.

Section 2. Special Meetings. Unless otherwise prescribed by statute, special meetings of the shareholders may be called for any purpose by the president or by the board of directors. The president shall call a special meeting of the shareholders if the corporation receives one or more written demands for the meeting, stating the purpose or purposes for which it is to be held, signed and dated by holders of shares representing at least ten percent of all the votes entitled to be cast on any issue proposed to be considered at the meeting.

Section 3. Place of Meeting. The board of directors may designate any place, either within or outside Colorado, as the place for any annual meeting or any special meeting called by the board of directors. A waiver of notice signed by all shareholders entitled to vote at a meeting may designate any place, either within or outside Colorado, as the place for such meeting. If no designation is made, or if a special meeting is called other than by the board, the place of meeting shall be the principal office of the corporation.

Section 4. Notice of Meeting. Written notice stating the place, date, and hour of the meeting shall be given not less than ten nor more than sixty days before the date of the meeting, except that (i) if the number of authorized shares is to be increased, at least thirty days' notice shall be given, or (ii) any other longer notice period is required by the Colorado Business Corporation Act. Notice of a special meeting shall include a description of the purpose or purposes of the meeting. Notice of an annual meeting need not include a description of the purpose or purposes of the meeting except the purpose or purposes shall be stated with respect to (i) an amendment to the articles of incorporation of the corporation, (ii) a merger or share exchange in which the corporation is a party and, with respect to a share exchange, in which the corporation's shares will be acquired,
(iii) a sale, lease, exchange or other disposition, other than in the usual and regular course of business, of all or substantially all of the property of the corporation or of another entity which this corporation controls, in each case with or without the goodwill, (iv) a dissolution of the corporation, or (v) any other purpose for which a statement of purpose is required by the Colorado Business Corporation Act. Notice shall be given personally or by mail, private carrier, telegraph, teletype, electronically transmitted facsimile or other form of wire or wireless communication by or at the direction of the president, the secretary, or the officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed and if in a comprehensible form, such notice shall be deemed to be given and effective when deposited in the United States mail, addressed to the shareholder at his address as it appears in the corporation's current record of shareholders, with postage prepaid. If notice is given other than by mail, and provided that such notice is in a comprehensible form, the notice is given and effective on the date received by the shareholder.

   If requested by the person or persons lawfully calling such meeting, the secretary shall give notice thereof at corporation expense. No notice need be sent to any shareholder if three successive notices mailed to the last known address of such shareholder have been returned as undeliverable until such time as another address for such shareholder is made known to the corporation by such shareholder. In order to be entitled to receive notice of any meeting, a shareholder shall advise the corporation in writing of any change in such shareholder's mailing address as shown on the corporation's books and records.

When a meeting is adjourned to another date, time or place, notice need not be given of the new date, time or place if the new date, time or place of such meeting is announced before adjournment at the meeting at which the adjournment is taken. At the adjourned meeting the corporation may transact any business which may have been transacted at the original meeting. If the adjournment is for more than 120 days, or if a new record date is fixed for the adjourned meeting, a new notice of the adjourned meeting shall be given to each shareholder of record entitled to vote at the meeting as of the new record date.

A shareholder may waive notice of a meeting before or after the time and date of the meeting by a writing signed by such shareholder.
Such waiver shall be delivered to the corporation for filing with the corporate records. Further, by attending a meeting either in person or by proxy, a shareholder waives objection to lack of notice or defective notice of the meeting unless the shareholder objects at the beginning of the meeting to the holding of the meeting or the transaction of business at the meeting because of lack of notice or defective notice. By attending the meeting, the shareholder also waives any objection to consideration at the meeting of a particular matter not within the purpose or purposes described in the meeting notice unless the shareholder objects to considering the matter when it is presented.

Section 5. Fixing of Record Date. For the purposes of determining shareholders entitled to (i) notice of or vote at any meeting of shareholders or any adjournment thereof, (ii) receive distributions or share dividends, or (ii) demand a special meeting, or to make a determination of shareholders for any other proper purpose, the board of directors may fix a future date as the record date for any such determination of shareholders, such date in any case to be not more than seventy days, and, in case of a meeting of shareholders not less than ten days, prior to the date on which the particular action requiring such determination of shareholders is to be taken. If no record date is fixed by the directors, the record date shall be the date on which notice of the meeting is mailed to shareholders, or the date on which the resolution of the board of directors providing for a distribution is adopted, as the case may be. When a determination of shareholders entitled to vote at any meeting of shareholders is made as provided in this Section, such determination shall apply to any adjournment thereof unless the board of directors fixes a new record date, which it must do if the meeting is adjourned to a date more than 120 days after the date fixed for the original meeting.

Notwithstanding the above, the record date for determining the shareholders entitled to take action without a meeting or entitled to be given notice of action so taken shall be the date a writing upon which the action is taken is first received by the corporation. The record date for determining shareholders entitled to demand a special meeting shall be the date of the earliest of any of the demands pursuant to which the meeting is called.

Section 6. Voting Lists. The secretary shall make, at the earlier of ten days before each meeting of shareholders or two business days after notice of the meeting has been given, a complete list of the shareholders entitled to be given notice of such meeting or any adjournment thereof. The list shall be arranged by voting groups and within each voting group by class or series of shares, shall be in alphabetical order within each class or series, and shall show the address of and the number of shares of each class or series held by each shareholder. For the period beginning the earlier of ten days prior to the meeting or two business days after notice of the meeting is given and continuing through the meeting and any adjournment thereof, this list shall be kept on file at the principal office of the corporation, or at a place (which shall be identified in the notice) in the city where the meeting will be held. Such list shall be available for inspection on written demand by any shareholder (including for the purpose of this Section 6 any holder of voting trust certificates) or his agent or attorney during regular business hours and during the period available for inspection. The original stock transfer books shall be prima facie evidence as to the shareholders entitled to examine such list or to vote at any meeting of shareholders.

   Any shareholder, his agent or attorney may copy the list during regular business hours and during the period it is available for inspection, provided (i) the shareholder has been a shareholder for at least three months immediately preceding the demand or holds at least five percent of all outstanding shares of any class of shares as of the date of the demand, (ii) the demand is made in good faith and for a purpose reasonably related to the demanding shareholder's interest as a shareholder, (iii) the shareholder describes with reasonable particularity the purpose and the records the shareholder desires to inspect, (iv) the records are directly connected with the described purpose and (v) the shareholder pays a reasonable charge covering the costs of labor and material for such copies, not to exceed the estimated cost of production and reproduction.

   Section 7. Recognition Procedure for Beneficial Owners. The board of directors may adopt by resolution a procedure whereby a shareholder of the corporation may certify in writing to the corporation that all or a portion of the shares registered in the name of such shareholder are held for the account of a specified person or persons.
The resolution may set forth (i) the types of nominees to which it applies, (ii) the rights or privileges that the corporation will recognize in a beneficial owner, which may include rights and privileges other than voting; (iii) the form of certification and the information to be contained therein, (iv) if the certification is with respect to a record date, the time within which the certification must be received by the corporation, (v) the period for which the nominee's use of the procedure is effective, and (vi) such other provisions with respect to the procedure as the board deems necessary or desirable. Upon receipt by the corporation of a certificate complying with the procedure established by the board of directors, the persons specified in the certification shall be deemed, for the purpose or purposes set forth in the certification, to be the registered holders of the number of shares specified in place of the shareholder making the certification.

   Section 8. Quorum and Manner of Acting. One-third of the votes entitled to be cast on a matter by a voting group shall constitute a quorum of that voting group for action on the matter. If less than one-third of such votes are represented at a meeting, a majority of the votes so represented may adjourn the meeting from time to time without further notice, for a period not to exceed 120 days for any one adjournment. If a quorum is present at such adjourned meeting, any business may be transacted which might have been transacted at the meeting as originally noticed. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum, unless the meeting is adjourned and a new record date is set for the adjourned meeting.

   If a quorum exists, action on a matter other than the election of directors by a voting group is approved if the votes cast within the voting group favoring the action exceed the votes cast within the voting group opposing the action, unless the vote of a greater number or voting by classes is required by law or the articles of incorporation.

   Section 9. Proxies. At all meetings of shareholders, a shareholder may vote by proxy by signing an appointment form or similar writing, either personally or by his duly authorized attorney-in-fact. A shareholder may also appoint a proxy by transmitting or authorizing the transmission of a telegram, teletype, or other electronic transmission providing a written statement of the appointment to the proxy, a proxy solicitor, proxy support service organization, or other person duly authorized by the proxy to receive appointments as agent for the proxy, or to the corporation. The transmitted appointment shall set forth or be transmitted with written evidence from which it can be determined that the shareholder transmitted or authorized the transmission of the appointment. The proxy appointment form or similar writing shall be filed with the secretary of the corporation before or at the time of the meeting. The appointment of a proxy is effective when received by the corporation and is valid for eleven months unless a different period is expressly provided in the appointment form or similar writing.

   Any complete copy, including an electronically transmitted facsimile, of an appointment of a proxy may be substituted for or used in lieu of the original appointment for any purpose for which the original appointment could be used.

   Revocation of a proxy does not affect the right of the corporation to accept the proxy's authority unless (i) the corporation had notice that the appointment was coupled with an interest and notice that such interest is extinguished is received by the secretary or other officer or agent authorized to tabulate votes before the proxy exercises his authority under the appointment, or (ii) other notice of the revocation of the appointment is received by the secretary or other officer or agent authorized to tabulate votes before the proxy exercises his authority under the appointment. Other notice of revocation may, in the discretion of the corporation, be deemed to include the appearance at a shareholders' meeting of the shareholder who granted the proxy and his voting in person on any matter subject to a vote at such meeting.

   The death or incapacity of the shareholder appointing a proxy does not affect the right of the corporation to accept the proxy's authority unless notice of the death or incapacity is received by the secretary or other officer or agent authorized to tabulate votes before the proxy exercises his authority under the appointment.

   The corporation shall not be required to recognize an appointment made irrevocable if it has received a writing revoking the appointment signed by the shareholder (including a shareholder who is a successor to the shareholder who granted the proxy) either personally or by his attorney-in-fact, notwithstanding that the revocation may be a breach of an obligation of the shareholder to another person not to revoke the appointment.

   Subject to Section 11 and any express limitation on the proxy's authority appearing on the appointment form, the corporation is entitled to accept the proxy's vote or other action as that of the shareholder making the appointment.

   Section 10. Voting of Shares. Each outstanding share, regardless of class, shall be entitled to one vote, except in the election of directors, and each fractional share shall be entitled to a corresponding fractional vote on each matter submitted to a vote at a meeting of shareholders, except to the extent that the voting rights of the shares of any class or classes are limited or denied by the articles of incorporation as permitted by the Colorado Business Corporation Act. Cumulative voting shall not be permitted in the election of directors or for any other purpose. Each record holder of stock shall be entitled to vote in the election of directors and shall have as many votes for each of the shares owned by him as there are directors to be elected and for whose election he has the right to vote.

   At each election of directors, that number of candidates equaling the number of directors to be elected, having the highest number of votes cast in favor of their election, shall be elected to the board of directors.


   Except as otherwise ordered by a court of competent jurisdiction upon a finding that the purpose of this Section would not be violated in the circumstances presented to the court, the shares of the corporation are not entitled to be voted if they are owned, directly or indirectly, by a second corporation, domestic or foreign, and the first corporation owns, directly or indirectly, a majority of the shares entitled to vote for directors of the second corporation except to the extent the second corporation holds the shares in a fiduciary capacity.

   Redeemable shares are not entitled to be voted after notice of redemption is mailed to the holders and a sum sufficient to redeem the shares has been deposited with a bank, trust company or other financial institution under an irrevocable obligation to pay the holders the redemption price on surrender of the shares.

   Section 11. Corporation's Acceptance of Votes. If the name signed on a vote, consent, waiver, proxy appointment, or proxy appointment revocation corresponds to the name of a shareholder, the corporation, if acting in good faith, is entitled to accept the vote, consent, waiver, proxy appointment or proxy appointment revocation and give it effect as the act of the shareholder. If the name signed on a vote, consent, waiver, proxy appointment or proxy appointment revocation does not correspond to the name of a shareholder, the corporation, if acting in good faith, is nevertheless entitled to accept the vote, consent, waiver, proxy appointment or proxy appointment revocation and to give it effect as the act of the shareholder if:

           (i) the shareholder is an entity and the name signed purports to be that of an officer or agent of the entity;

           (ii) the name signed purports to be that of an administrator, executor, guardian or conservator representing the shareholder and, if the corporation requests, evidence of fiduciary status acceptable to the corporation has been presented with respect to the vote, consent, waiver, proxy appointment or proxy appointment revocation;

           (iii) the name signed purports to be that of a receiver or trustee in bankruptcy of the shareholder and, if the corporation requests, evidence of this status acceptable to the corporation has been presented with respect to the vote, consent, waiver, proxy appointment or proxy appointment revocation;

           (iv) the name signed purports to be that of a pledgee, beneficial owner or attorney-in-fact of the shareholder and, if the corporation requests, evidence acceptable to the corporation of the signatory's authority to sign for the shareholder has been presented with respect to the vote, consent, waiver, proxy appointment or proxy appointment revocation;

           (v) two or more persons are the shareholder as co-tenants or fiduciaries and the name signed purports to be the name of at least one of the co-tenants or fiduciaries, and the person signing appears to be acting on behalf of all the co-tenants or fiduciaries; or


           (vi) the acceptance of the vote, consent, waiver, proxy appointment or proxy appointment revocation is otherwise proper under rules established by the corporation that are not inconsistent with this Section 11.

   The corporation is entitled to reject a vote, consent, waiver, proxy appointment or proxy appointment revocation if the secretary or other officer or agent authorized to tabulate votes, acting in good faith, has reasonable basis for doubt about the validity of the signature on it or about the signatory's authority to sign for the shareholder.

   Neither the corporation nor its officers nor any agent who accepts or rejects a vote, consent, waiver, proxy appointment or proxy appointment revocation in good faith and in accordance with the standards of this Section is liable in damages for the consequences of the acceptance or rejection.

   Section 12. Informal Action by Shareholders. Any action required or permitted to be taken at a meeting of the shareholders may be taken without a meeting if a written consent (or counterparts thereof) that sets forth the action so taken is signed by all of the shareholders entitled to vote with respect to the subject matter thereof and received by the corporation. Such consent shall have the same force and effect as a unanimous vote of the shareholders and may be stated as such in the document. Action taken under this Section 12 is effective as of the date the last writing necessary to effect this action is received by the corporation, unless all of the writings specify a different effective date, in which case such specified date shall be the effective date for such action. If any shareholder revokes his consent as provided for herein prior to what would otherwise be the effective date, the action proposed in the consent shall be invalid. The record date for determining shareholders entitled to take action without a meeting is the date the corporation receives a writing upon which the action is taken.

   Any shareholder who has signed a writing describing and consenting to action taken pursuant to this Section 12 may revoke such consent by a writing signed by the shareholder describing the action and stating that the shareholder's prior consent thereto is revoked, if such writing is received by the corporation before the effectiveness of the action.

   Section 13. Meetings by Telecommunication. Any or all of the shareholders may participate in an annual or special shareholders' meeting by, or the meeting may be conducted through the use of, any means of communication by which all persons participating in the meeting may hear each other during the meeting. A shareholder participating in a meeting by this means is deemed to be present in person at the meeting.


ARTICLE III
Board of Directors

   Section 1. General Powers. All corporate powers shall be exercised by or under the authority of, and the business and affairs of the corporation shall be managed under the direction of its board of directors, except as otherwise provided in the Colorado Business
Corporation Act or the articles of incorporation.

   Section 2. Number, Qualifications and Tenure. The number of directors of the corporation shall be fixed from time to time by the board of directors, within a range of no less than three or more than five. A director shall be a natural person who is eighteen years of age or older. A director need not be a resident of Colorado or a shareholder of the corporation.

   Directors shall be elected at each annual meeting of shareholders. Each director shall hold office until the next annual meeting of shareholders following his election and thereafter until his successor shall have been elected and qualified. Directors shall be removed in the manner provided by the Colorado Business Corporation Act.

   Section 3. Vacancies. Any director may resign at any time by giving written notice to the corporation. Such resignation shall take effect at the time the notice is received by the corporation unless the notice specifies a later effective date. Unless otherwise specified in the notice of resignation, the corporation's acceptance of such
resignation shall not be necessary to make it effective.   Any vacancy
on the board of directors may be filled by the affirmative vote of a majority of the shareholders or the board of directors. If the directors remaining in office constitute fewer than a quorum of the board, the directors may fill the vacancy by the affirmative vote of a majority of all the directors remaining in office. If elected by the directors, the director shall hold office until the next annual shareholder's meeting at which directors are elected. If elected by the shareholders, the director shall hold office for the unexpired term of his predecessor in office; except that, if the director's predecessor was elected by the directors to fill a vacancy, the director elected by the shareholders shall hold office for the unexpired term of the last predecessor elected by the shareholders.

   Section 4. Regular Meetings. A regular meeting of the board of directors shall be held without notice immediately after and at the same place as the annual meeting of shareholders. The board of directors may provide by resolution the time and place, either within or outside Colorado, for the holding of additional regular meetings without other notice.

   Section 5. Special Meetings. Special meetings of the board of directors may be called by or at the request of the president or any two directors. The person or persons authorized to call special meetings of the board of directors may fix any place, either within or outside Colorado, as the place for holding any special meeting of the board of directors called by them, provided that no meeting shall be called outside the State of Colorado unless a majority of the board of directors has so authorized.

   Section 6. Notice. Notice of any special meeting shall be given at least two days prior to the meeting by written notice either personally delivered or mailed to each director at his business address, or by notice transmitted by telegraph, telex, electronically transmitted facsimile or other form of wire or wireless communication. If mailed, such notice shall be deemed to be given and to be effective on the earlier of (i) three days after such notice is deposited in the United States mail, properly addressed, with postage prepaid, or (ii) the date shown on the return receipt, if mailed by registered or certified mail return receipt requested. If notice is given by telex, electronically transmitted facsimile or other similar form of wire or wireless communication, such notice shall be deemed to be given and to be effective when sent, and with respect to a telegram, such notice shall be deemed to be given and to be effective when the telegram is delivered to the telegraph company. If a director has designated in writing one or more reasonable addresses or facsimile numbers for delivery of notice to him, notice sent by mail, telegram, telex, electronically transmitted facsimile or other form of wire or wireless communication shall not be deemed to have been given or to be effective unless sent to such addresses or facsimile numbers, as the case may be.

   A director may waive notice of a meeting before or after the time and date of the meeting by a writing signed by such director. Such waiver shall be delivered to the corporation for filing with the corporate records. Further, a director's attendance at or participation in a meeting waives any required notice to him of the meeting unless at the beginning of the meeting, or promptly upon his arrival, the director objects to holding the meeting or transacting business at the meeting because of lack of notice or defective notice and does not thereafter vote for or assent to action taken at the meeting. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the board of directors need be specified in the notice or waiver of notice of such meeting.

   Section 7. Quorum. A majority of the number of directors fixed by the board of directors pursuant to Section 2 or, if no number is fixed, a majority of the number in office immediately before the meeting begins, shall constitute a quorum for the transaction of business at any meeting of the board of directors. If less than such majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice, for a period not to exceed sixty days at any one adjournment.

   Section 8. Manner of Acting. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the board of directors. No director may vote or act by proxy at any meeting of directors.

   Section 9. Compensation. By resolution of the board of directors, any director may be paid any one or more of the following: his expenses, if any, of attendance at meetings, a fixed sum for attendance at each meeting, a stated salary as director, or such other compensation as the corporation and the director may reasonably agree upon. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

   Section 10. Presumption of Assent. A director of the corporation who is present at a meeting of the board of directors or committee of the board at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless (i) the director objects at the beginning of the meeting, or promptly upon his arrival, to the holding of the meeting or the transaction of business at the meeting and does not thereafter vote for or assent to any action taken at the meeting, (ii) the director contemporaneously requests that his dissent or abstention as to any specific action taken be entered in the minutes of the meeting, or (iii) the director causes written notice of his dissent or abstention as to any specific action to be received by the presiding officer of the meeting before its adjournment or by the corporation promptly after the adjournment of the meeting. A director may dissent to a specific action at a meeting, while assenting to others. The right to dissent to a specific action taken at a meeting of the board of directors or a committee of the board shall not be available to a director who voted in favor of such action.

   Section 11. Committees. By resolution adopted by a majority of all the directors in office when the action is taken, the board of directors may designate from among its members an executive committee and one or more other committees, and appoint one or more members of the board of directors to serve on them. To the extent provided in the resolution, each committee shall have all the authority of the board of directors, except that no such committee shall have the authority to (i) authorize distributions, (ii) approve or propose to shareholders actions or proposals required by the Colorado Business Corporation Act to be approved by shareholders, (iii) fill vacancies on the board of directors or any committee thereof, (iv) amend articles of incorporation, (v) adopt, amend or repeal the bylaws, (vi) approve a plan of merger not requiring shareholder approval, (vii) authorize or approve the reacquisition of shares unless pursuant to a formula or method prescribed by the board of directors, or (viii) authorize or approve the issuance or sale of shares, or contract for the sale of shares or determine the designations and relative rights, preferences and limitations of a class or series of shares, except that the board of directors may authorize a committee or officer to do so within limits specifically prescribed by the board of directors. The committee shall then have full power within the limits set by the board of directors to adopt any final resolution setting forth all preferences, limitations and relative rights of such class or series and to authorize an amendment of the articles of incorporation stating the preferences, limitations and relative rights of a class or series for filing with the Secretary of State under the Colorado Business Corporation Act.

   Sections 4, 5, 6, 7, 8 and 12 of Article III, which govern meetings, notice, waiver of notice, quorum, voting requirements and action without a meeting of the board of directors, shall apply to committees and their members appointed under this Section 11.

   Neither the designation of any such committee, the delegation of authority to such committee, nor any action by such committee pursuant to its authority shall alone constitute compliance by any member of the board of directors or a member of the committee in question with his responsibility to conform to the standards of care set forth in Article III, Section 14 of these bylaws.

   Section 12. Action Without a Meeting. Any action required or permitted to be taken at a meeting of the directors or any committee designated by the board of directors may be taken without a meeting if a written consent (or counterparts thereof) that sets forth the action so taken is signed by all of the directors entitled to vote with respect to the action taken. Such consent shall have the same force and effect as a unanimous vote of the directors or committee members and may be stated as such in any document. Unless the consent specifies a different effective date, action taken under this Section 12 is effective at the time the last director signs a writing describing the action taken, unless, before such time, any director has revoked his consent by a writing signed by the director and received by the president or secretary of the corporation.

   Section 13. Telephonic Meetings. The board of directors may permit any director (or any member of a committee designated by the board) to participate in a regular or special meeting of the board of directors or a committee thereof through the use of any means of communication by which all directors participating in the meeting can hear each other during the meeting. A director participating in a meeting in this manner is deemed to be present in person at the meeting.

   Section 14. Standard of Care. A director shall perform his duties as a director, including, without limitation his duties as a member of any committee of the board, in good faith, in a manner he reasonably believes to be in the best interests of the corporation, and with the care an ordinarily prudent person in a like position would exercise under similar circumstances. In performing his duties, a director shall be entitled to rely on information, opinions, reports or statements, including financial statements and other financial data, in each case prepared or presented by the persons herein designated. However, he shall not be considered to be acting in good faith if he has knowledge concerning the matter in question that would cause such reliance to be unwarranted. A director shall not be liable to the corporation or its shareholders for any action he takes or omits to take as a director if, in connection with such action or omission, he performs his duties in compliance with this Section 14.

   The designated persons on whom a director is entitled to rely are (i) one or more officers or employees of the corporation whom the director reasonably believes to be reliable and competent in the matters presented, (ii) legal counsel, public accountant, or other person as to matters which the director reasonably believes to be within such person's professional or expert competence, or (iii) a committee of the board of directors on which the director does not serve if the director reasonably believes the committee merits confidence.


ARTICLE IV
Officers and Agents

   Section 1. General. The officers of the corporation shall be a president, one or more vice presidents, a secretary and a treasurer, each of whom shall be a natural person eighteen years of age or older. The board of directors or an officer or officers authorized by the board may appoint such other officers, assistant officers, committees and agents, including a chairman of the board, assistant secretaries and assistant treasurers, as they may consider necessary. The board of directors or the officer or officers authorized by the board shall from time to time determine the procedure for the appointment of officers, their term of office, their authority and duties and their compensation. One person may hold more than one office. In all cases where the duties of any officer, agent or employee are not prescribed by the bylaws, or by the board of directors, such officer, agent or employee shall follow the orders and instructions of the president of the corporation.

   Section 2. Appointment and Term of Office. The officers of the corporation shall be appointed by the board of directors at each annual meeting of the board held after each annual meeting of the shareholders. If the appointment of officers is not made at such meeting or if an officer or officers are to be appointed by another officer or officers of the corporation, such appointment shall be made as soon thereafter as conveniently may be. Each officer shall hold office until the first of the following occurs: his successor shall have been duly appointed and qualified, his death, his resignation, or his removal in the manner provided in Section 3.

   Section 3. Resignation and Removal. An officer may resign at any time by giving written notice of resignation to the corporation. The resignation is effective when the notice is received by the corporation unless the notice specifies a later effective date.

   Any officer or agent may be removed at any time with or without cause by the board of directors or an officer or officers authorized by the board. Such removal does not affect the contract rights, if any, of the corporation or of the person so removed. The appointment of an officer or agent shall not in itself create contract rights.

   Section 4. Vacancies. A vacancy in any office, however occurring, may be filled by the board of directors, or by the officer or officers authorized by the board, for the unexpired portion of the officer's term. If an officer resigns and his resignation is made effective at a later date, the board of directors, or officer or officers authorized by the board, may permit the officer to remain in office until the effective date and may fill the pending vacancy before the effective date if the board of directors or officer or officers authorized by the board provide that the successor shall not take office until the effective date. In the alternative, the board of directors, or officer or officers authorized by the board of directors, may remove the officer at any time before the effective date and may fill the resulting vacancy.

   Section 5. President. Subject to the direction and supervision of the board of directors, the president shall be the chief executive officer of the corporation, and shall have general and active control of its affairs and business and general supervision of its officers, agents and employees. Unless otherwise directed by the board of directors, the president shall attend in person or by substitute appointed by him, or shall execute on behalf of the corporation written instruments appointing a proxy or proxies to represent the corporation, at all meetings of the stockholders of any other corporation in which the corporation holds any stock. On behalf of the corporation, the president may in person or by substitute or by proxy execute written waivers of notice and consents with respect to any such meetings. At all such meetings and otherwise, the president, in person or by substitute or proxy, may vote the stock held by the corporation, execute written consents and other instruments with respect to such stock, and exercise any and all rights and powers incident to the ownership or said stock, subject to the instructions, if any, of the board of directors. The president shall have custody of the treasurer's bond, if any.

   Section 6. Vice Presidents. The vice presidents shall assist the president and shall perform such duties as may be assigned to them by the president or by the board of directors. In the absence of the president, the vice president, if any (or, if more than one, the vice presidents in the order designated by the board of directors, or if the board makes no such designation, then the vice president designated by the president, or if neither the board nor the president makes any such designation, the senior vice president as determined by first election to that office), shall have the powers and perform the duties of the president.

   Section 7. Secretary. The secretary shall (i) prepare and maintain as permanent records the minutes of the proceedings of the shareholders and the board of directors, a record of all actions taken by the shareholders or board of directors without a meeting, a record of all actions taken by a committee of the board of directors in place of the board of directors on behalf of the corporation, and a record of all waivers of notice of meetings of shareholders and of the board of directors or any committee thereof, (ii) see that all notices are duly given in accordance with the provisions of these bylaws and as required by law, (iii) serve as custodian of the corporate records and of the seal of the corporation and affix the seal to all documents when authorized by the board of directors, (iv) keep at the corporation's registered office or principal place of business a record containing the names and addresses of all shareholders in a form that permits preparation of a list of shareholders arranged by voting group and by class or series of shares within each group, that is alphabetical within each class or series and that shows the address of, and the number of shares of each class or series held by each shareholder, unless such a record shall be kept at the office of the corporation's transfer agent or registrar, (v) maintain at the corporation's principal office the originals or copies of the corporation's articles of incorporation, bylaws, minutes of all shareholders' meetings and records of all action taken by shareholders without a meeting for the past three years, all written communications within the past three years to shareholders as a group or to the holders of any class or series of shares as a group, a list of the name and business addresses of the current directors and officers, a copy of the corporation's most recent corporate report filed with the Secretary of State, and financial statements showing in reasonable detail the corporation's assets and liabilities and results of operations for the last three years, (vi) have general charge of the stock transfer books of the corporation, unless the corporation has a transfer agent,
(vii) authenticate records of the corporation, and (vii) in general, perform all duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the president or by the board of directors. Assistant secretaries, if any, shall have the same duties and powers subject to supervision by the secretary. The directors and/or shareholders may however respectively designate a person other than the secretary or assistant secretary to keep the minutes of their respective meetings.

   Any books, records, or minutes of the corporation may be in written form or in any form capable of being converted into written form within a reasonable time.

   Section 8. Treasurer. The treasurer shall be the principal financial officer of the corporation, shall have the care and custody of all funds, securities, evidences of indebtedness and other personal property of the corporation and shall deposit the same in accordance with the instructions of the board of directors. He shall receive and give receipts and acquittances for money paid in on account of the corporation, and shall pay out of the corporation's funds on hand all bills, payrolls and other just debts of the corporation of whatever nature upon maturity. He shall perform all other duties incident to the office of the treasurer and, upon request of the board, shall make such reports to it as may be required at any time. He shall, if required by the board, give the corporation a bond in such sums and with such sureties as shall be satisfactory to the board, conditioned upon the faithful performance of his duties and for the restoration to the corporation of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation. He shall have such other powers and perform such other duties as may from time to time be prescribed by the board of directors or the president. The assistant treasurers, if any, shall have the same powers and duties, subject to the supervision of the treasurer.

   The treasurer shall also be the principal accounting officer of the corporation. He shall prescribe and maintain the methods and systems of accounting to be followed, keep complete books and records of account as required by the Colorado Business Corporation Act, prepare and file all local, state and federal tax returns, prescribe and maintain an adequate system of internal audit and prepare and furnish to the president and the board of directors statements of account showing the financial position of the corporation and the results of its operations.


ARTICLE V
Stock

   Section 1. Certificates. The board of directors shall be authorized to issue any of its classes of shares with or without certificates. The fact that the shares are not represented by certificates shall have no effect on the rights and obligations of shareholders. If the shares are represented by certificates, such shares shall be represented by consecutively numbered certificates signed, either manually or by facsimile, in the name of the corporation by one or more persons designated by the board of directors. In case any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before such certificate is issued, such certificate may nonetheless be issued by the corporation with the same effect as if he were such officer at the date of its issue. Certificates of stock shall be in such form and shall contain such information consistent with law as shall be prescribed by the board of directors. If shares are not represented by certificates, within a reasonable time following the issue or transfer of such shares, the corporation shall send the shareholder a complete written statement of all of the information required to be provided to holders of uncertificated shares by the Colorado Business Corporation Act.

   Section 2. Consideration for Shares. Certificated or uncertificated shares shall not be issued until the shares represented thereby are fully paid. The board of directors may authorize the issuance of shares for consideration consisting of any tangible or intangible property or benefit to the corporation, including cash, promissory notes, services performed or other securities of the corporation. Future services shall not constitute payment or partial payment for shares of the corporation. The promissory note of a subscriber or an affiliate of a subscriber shall not constitute payment or partial payment for shares of the corporation unless the note is negotiable and is secured by collateral, other than the shares being purchased, having a fair market value at least equal to the principal amount of the note. For purposes of this Section 2, "promissory note" means a negotiable instrument on which there is an obligation to pay independent of collateral and does not include a non-recourse note.

   Section 3. Lost Certificates. In case of the alleged loss, destruction or mutilation of a certificate of stock, the board of directors may direct the issuance of a new certificate in lieu thereof upon such terms and conditions in conformity with law as the board may prescribe. The board of directors may in its discretion require an affidavit of lost certificate and/or a bond in such form and amount and with such surety as it may determine before issuing a new certificate.

   Section 4. Transfer of Shares. Upon surrender to the corporation or to a transfer agent of the corporation of a certificate of stock duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, and receipt of such documentary stamps as may be required by law and evidence of compliance with all applicable securities laws and other restrictions, the corporation shall issue a new certificate to the person entitled thereto, and cancel the old certificate. Every such transfer of stock shall be entered on the stock books of the corporation which shall be kept at its principal office or by the person and at the place designated by the board of directors.

   Except as otherwise expressly provided in Article II, Sections 7 and 11, and except for the assertion of dissenters' rights to the extent provided in Article 113 of the Colorado Business Corporation Act, the corporation shall be entitled to treat the registered holder of any shares of the corporation as the owner thereof for all purposes, and the corporation shall not be bound to recognize any equitable or other claim to, or interest in, such shares or rights deriving from such shares on the part of any person other than the registered holder, including without limitation any purchaser, assignee or transferee of such shares or rights deriving from such shares, unless and until such other person becomes the registered holder of such shares, whether or not the corporation shall have either actual or constructive notice of the claimed interest of such other person.

   Section 5. Transfer Agent, Registrars and Paying Agents. The board may at its discretion appoint one or more transfer agents, registrars and agents for making payment upon any class of stock, bond, debenture or other security of the corporation. Such agents and registrars may be located either within or outside Colorado. They shall have such rights and duties and shall be entitled to such compensation as may be agreed.


ARTICLE VI
Indemnification of Certain Persons

   Section 1.     Indemnification.  For purposes of Article VI, a
"Proper Person" means any person who was or is a party or is threatened to be made a party to any threatened, pending, or complete action, suit or proceeding, whether civil, criminal, administrative or investigative, and whether formal or informal, by reason of the fact that he is or was a director, officer, employee, fiduciary or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, partner, trustee, employee, fiduciary or agent of any foreign or domestic profit or nonprofit corporation or of any partnership, joint venture, trust, profit or nonprofit unincorporated association, limited liability company, or other enterprise or employee benefit plan. The corporation shall indemnify any Proper Person against reasonably incurred expenses (including any attorneys' fees), judgments, penalties, fines (including any excise tax assessed with respect to an employee benefit plan) and amounts paid in settlement reasonably incurred by him in connection with such action, suit or proceeding if it is determined by the groups set forth in Section 4 of this Article that he conducted himself in good faith and that he reasonably believed (i) in the case of conduct in his official capacity with the corporation, that his conduct was in the corporation's best interests, or (ii) in all other cases (except criminal cases), that his conduct was at least not opposed to the corporation's best interests, or
(iii) in the case of any criminal proceeding, that he had no reasonable cause to believe his conduct was unlawful. A Proper Person will be deemed to be acting in his official capacity while acting as a director, officer, employee or agent on behalf of this corporation and not while acting on this corporation's behalf for some other entity.

   No indemnification shall be made under this Article VI to a Proper Person with respect to any claim, issue or matter in connection with a proceeding by or in the right of a corporation in which the Proper Person was adjudged liable to the corporation or in connection with any proceeding charging that the Proper Person derived an improper personal benefit, whether or not involving action in an official capacity, in which he was adjudged liable on the basis that he derived an improper personal benefit. Further, indemnification under this
Section in connection with a proceeding brought by or in the right of the corporation shall be limited to reasonable expenses, including attorneys' fees, incurred in connection with the proceeding.

   Section 2. Right to Indemnification. The corporation shall indemnify any Proper Person who was wholly successful, on the merits or otherwise, in defense of any action, suit, or proceeding as to which he was entitled to indemnification under Section 1 of this
Article VI against expenses (including attorneys' fees) reasonably incurred by him in connection with the proceeding without the necessity of any action by the corporation other than the determination in good faith that the defense has been wholly successful.

   Section 3. Effect of Termination of Action. The termination of any action, suit or proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not of itself create a presumption that the person seeking indemnification did not meet the standards of conduct described in
Section 1 of this Article VI. Entry of a judgment by consent as part of a settlement shall not be deemed an adjudication of liability, as described in Section 2 of this Article VI.

   Section 4. Groups Authorized to Make Indemnification Determination. Except where there is a right to indemnification as set forth in Sections 1 or 2 of this Article or where indemnification is ordered by a court in Section 5, any indemnification shall be made by the corporation only as authorized in the specific case upon a determination by a proper group that indemnification of the Proper Person is permissible under the circumstances because he has met the applicable standards of conduct set forth in Section 1 of this Article. This determination shall be made by the board of directors by a majority vote of those present at a meeting at which a quorum is present, which quorum shall consist of directors not parties to the proceeding ("Quorum"). If a Quorum cannot be obtained, the determination shall be made by a majority vote of a committee of the board of directors designated by the board, which committee shall consist of two or more directors not parties to the proceeding, except that directors who are parties to the proceeding may participate in the designation of directors for the committee. If a Quorum of the board of directors cannot be obtained and the committee cannot be established, or even if a Quorum is obtained or the committee is designated and a majority of the directors constituting such Quorum or committee so directs, the determination shall be made by (i) independent legal counsel selected by a vote of the board of directors or the committee in the manner specified in this Section 4, or, if a Quorum of the full board of directors cannot be obtained and a committee cannot be established, by independent legal counsel selected by a majority vote of the full board (including directors who are parties to the action) or (ii) a vote of the shareholders.

   Section 5. Court-Ordered Indemnification. Any Proper Person may apply for indemnification to the court conducting the proceeding or to another court of competent jurisdiction for mandatory indemnification under Section 2 of this Article, including indemnification for reasonable expenses incurred to obtain court-ordered indemnification. If the court determines that such Proper Person is fairly and reasonably entitled to indemnification in view of all the relevant circumstances, whether or not he met the standards of conduct set forth in Section 1 of this Article or was adjudged liable in the proceeding, the court may order such indemnification as the court deems proper except that if the Proper Person has been adjudged liable, indemnification shall be limited to reasonable expenses incurred in connection with the proceeding and reasonable expenses incurred to obtain court-ordered indemnification.

   Section 6.     Advance of Expenses.  Reasonable expenses
(including attorneys' fees) incurred in defending an action, suit or proceeding as described in Section 1 may be paid by the corporation to any Proper Person in advance of the final disposition of such action, suit or proceeding upon receipt of (i) a written affirmation of such Proper Person's good faith belief that he has met the standards of conduct prescribed by Section 1 of this Article VI, (ii) a written undertaking, executed personally or on the Proper Person's behalf, to repay such advances if it is ultimately determined that he did not meet the prescribed standards of conduct (the undertaking shall be an unlimited general obligation of the Proper Person but need not be secured and may be accepted without reference to financial ability to make repayment), and (iii) a determination is made by the proper group (as described in Section 3 of this Article VI) that the facts as then known to the group would not preclude indemnification. Determination and authorization of payments shall be made in the same manner specified in Section 4 of this Article VI.

   Section 7. Witness Expenses. The sections of this Article VI do not limit the corporation's authority to pay or reimburse expenses incurred by a director in connection with an appearance as a witness in a proceeding at a time when he has not been a named defendant or respondent in the proceeding.

   Section 8. Report to Shareholders. Any indemnification of or advance of expenses to a director in accordance with this Article VI, if arising out of a proceeding by or on behalf of the corporation, shall be reported in writing to the shareholders with or before the notice of the next shareholders' meeting. If the next shareholder action is taken without a meeting at the instigation of the board of directors, such notice shall be given to the shareholders at or before the time the first shareholder signs a writing consenting to such action.


ARTICLE VII
Provision of Insurance

   By action of the board of directors, notwithstanding any interest of the directors in the action, the corporation may purchase and maintain insurance, in such scope and amounts as the board of directors deems appropriate on behalf of any person who is or was a director, officer, employee, fiduciary or agent of the corporation, or who, while a director, officer, employee, fiduciary or agent of the corporation, is or was serving at the request of the corporation as a director, officer, partner, trustee, employee, fiduciary or agent of any other foreign or domestic corporation or of any partnership, joint venture, trust, profit or nonprofit unincorporated association, limited liability company or other enterprise or employee benefit plan, against any liability asserted against, or incurred by, him in that capacity arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under the provisions of Article VI or applicable law. Any such insurance may be procured from any insurance company designated by the board of directors of the corporation, whether such insurance company is formed under the laws of Colorado or any other jurisdiction of the United States or elsewhere, including any insurance company in which the corporation has an equity interest or any other interest, through stock ownership or otherwise.


ARTICLE VIII
Miscellaneous

   Section 1. Seal. The corporate seal of the corporation shall be circular in form and shall contain the name of the corporation and the words, "Seal, Colorado."

   Section 2. Fiscal Year. The fiscal year of the corporation shall be as established by the board of directors.

   Section 3. Amendments. The board of directors shall have power, to the maximum extent permitted by the Colorado Business Corporation Act, to make, amend and repeal the bylaws of the corporation at any regular or special meeting of the board unless the shareholders, in making, amending or repealing a particular bylaw, expressly provide that the directors may not amend or repeal such bylaw. The shareholders also shall have the power to make, amend or repeal the bylaws of the corporation at any annual meeting or at any special meeting called for that purpose.

   Section 4. Gender. The masculine gender is used in these bylaws as a matter of convenience only and shall be interpreted to include the feminine and neuter genders as the circumstances indicate.

   Section 5. Conflicts. In the event of any irreconcilable conflict between these bylaws and either the corporation's articles of incorporation or applicable law, the latter shall control.

   Section 6. Definitions. Except as otherwise specifically provided in these bylaws, all terms used in these bylaws shall have the same definition as in the Colorado Business Corporation Act.


   THE FOREGOING BYLAWS, consisting of eighteen (18) pages, including this page, constitute the bylaws of Heritage Mines, Ltd. adopted by the board of directors of the corporation as of January 19, 1995.


/s/  Secretary
EXHIBIT 4.1 - SPECIMEN CLASS A WARRANT CERTIFICATE
WARRANT CERTIFICATE NO ______

_________ CANCELABLE WARRANTS

                          HERITAGE MINES, LTD.
                        (a Colorado corporation)
                     CANCELABLE WARRANT CERTIFICATE
                    For the Purchase of Common Stock
                            CUSIP 013738 11 7

   THIS CERTIFIES THAT, for value received,
__________________________________________________________

("Warrantholder"), is the registered owner of the above-stated number of Cancelable Class A Warrants ("Cancelable Warrants") of
HERITAGE MINES, LTD., a Colorado corporation ("Company"), expiring on December 31, 1999, unless canceled or extended
("Expiration Date"). Subject to cancellation and other limitations as described below, each Cancelable Warrant entitles the Warrantholder to purchase one share of the common stock no par value ("Common
Stock" or "Shares"), of the Company, at a purchase price of $2.00 per Share ("Exercise Price"), at any time beginning August 1, 1995 and until to the Expiration Date, upon surrender of this Certificate with the exercise form on the reverse side hereof duly completed and executed, accompanied by payment of the Exercise Price, to U.S. Stock Transfer Corp. ("Warrant Agent"), 1745 Gardena Avenue, Glendale, California
91204. This Certificate and exercise of these Cancelable Warrants will be subject to the provisions of the Warrant Agent Agreement dated _____________, 19__, ("Warrant Agreement"), between the Company and the Warrant Agent, to which provisions the Warrantholder agrees by acceptance of this Certificate. The provisions of the Warrant Agreement and those set forth on the reverse side of this Certificate are fully incorporated by reference into this Certificate as if fully set forth herein.

   If all Cancelable Warrants represented by this Certificate shall not have been duly exercised on or before the Expiration Date, as it may be extended, the unexercised Cancelable Warrants shall expire and this Certificate shall become void. The Expiration Date may be extended from time to time for an indefinite period, or the Exercise Price may be reduced, at the discretion of the Company upon giving notice thereof to the Warrant Agent and giving subsequent notice thereof to holders of Cancelable Warrants then listed on its books.

   The Warrantholder may exercise all or any of the Cancelable
Warrants in the manner and during the period stated above, but only for an even number of Shares if less than all are exercised, upon due presentment of this Certificate to the Warrant Agent. The Exercise Price must be paid in lawful money of the United States of America, in cash or by personal check, bank check or certified check payable to the order of the Company. If fewer than all of the above number of Cancelable Warrants are exercised, the Warrant Agent shall execute and deliver to the Warrantholder a new Cancelable Class A Warrant certificate of like tenor evidencing the number of Cancelable Warrants not exercised. Should any or all the Cancelable Warrants be assigned, then upon due presentment of this Certificate by the assignee to the Warrant Agent accompanied by payment of the sum of $10.00 per Cancelable Class A Warrant certificate to be issued and of all transfer taxes and other governmental charges due, if any, the Warrant Agent shall transfer the Cancelable Warrants assigned on the transfer books and shall (subject to the Warrant Agreement) execute and deliver to the assignee a Cancelable Class A Warrant certificate of like tenor representing the number of Cancelable Warrants assigned, and if less than all of the Cancelable Warrants are assigned, execute and deliver to the Warrantholder a Cancelable Class A Warrant certificate of like tenor representing the number of Cancelable Warrants not assigned.

   The Company may cancel these Cancelable Warrants at any time upon at least thirty days' prior written notice to holders of Cancelable Warrants then listed on its books. This notice shall accelerate the Expiration Date, which shall become the last day of the cancellation period, and the Cancelable Warrants may be exercised on or before the accelerated Expiration Date. Cancelable Warrants not exercised timely shall expire and this Certificate shall become void. The cancellation prior (and the accelerated Expiration Date) may be extended by the Company upon two days' written notice to the Warrant Agent and giving subsequent notice thereof to holders of Cancelable Warrants then listed on its books.

   The Cancelable Warrants may be exercised, or canceled in accordance with the immediately proceeding paragraph, only if a current prospectus is then in effect. The Company has undertaken to use its best efforts to maintain a current prospectus at any time during which the market bid price for the Common Stock exceeds the Exercise Price, but is not obligated to do so.

   In addition, should management of a business opportunity that is the target of a business combination with the Company require, as a condition to the consummation of the business combination, that the Cancelable Warrants be canceled, the Cancelable Warrants may be canceled by the Company under the terms set forth in Section 5(a) of the Warrant Agreement without prior written notice to the registered holders of the Cancelable Warrants and without any right on the part of such holders to exercise the Cancelable Warrants prior to cancellation. The Company may cancel the Cancelable Warrants under these limited circumstances irrespective of whether a current prospectus is then in effect. The Company's power to cancel the Cancelable Warrants in accordance with Section 5(a) of the Warrant Agreement shall expire upon the Company's consummation of a business combination. UNTIL THE CANCELABLE WARRANTS
ARE NO LONGER SUBJECT TO CANCELLATION UNDER
SECTION 5(a) OF THE WARRANT AGREEMENT, THE
CANCELABLE WARRANTS MAY NOT BE TRANSFERRED ON
THE RECORDS OF THE COMPANY.

   These Cancelable Warrants shall not entitle the Warrantholder to any of the rights of stockholders or to any dividend declared upon the Common Stock unless the Warrantholder shall have exercised these Cancelable Warrants and purchased the Shares of Common Stock prior to the record date fixed by the Board of Directors of the Company for the determination of holders of Common Stock entitled to such dividend or other right. Holders of Cancelable Warrants are protected against dilution of their interests represented by the underlying shares of Common Stock upon the occurrence of stock dividends, stock splits or reclassifications of the Common Stock, as provided in the Warrant Agreement.

   This Certificate shall not be valid unless countersigned by the Warrant Agent.

   WITNESS the facsimile seal of the Company and the facsimile signature of its duly authorized officer.

   Dated:______________________________

HERITAGE MINES, LTD.

By:_________________, President         By: ___________, Secretary

COUNTERSIGNED:

U.S. STOCK TRANSFER CORP.
1745 Gardena Avenue
Glendale, California  91204
By:___________________________
   Warrant Agent Authorized Signature
EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT


Name and State of                                      Name Under
Incorporation                                          Which
                                                       Does Business

WAZCO, Inc.
a Nevada corporation                                   Same

GWZ Management Company, Inc.
a Nevada corporation                                   Same

Heritage Gold Mines, Inc.
a Nevada corporation                                   Same

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

[ARTICLE] 5
[TYPE] EX-27

[PERIOD-TYPE]                                   YEAR
[FISCAL-YEAR-END]                               JAN-31-1997
[PERIOD-END]                                    JAN-31-1997
[CASH]
[SECURITIES]                                    0
[RECEIVABLES]                                   0
[ALLOWANCES]                                    0
[INVENTORY]                                     0
[CURRENT-ASSETS]
[PP&E]
[DEPRECIATION]
[TOTAL-ASSETS]
[CURRENT-LIABILITIES]
[BONDS]                                         0
[PREFERRED-MANDATORY]                           0
[PREFERRED]                                     0
[COMMON]
[OTHER-SE]
[TOTAL-LIABILITY-AND-EQUITY]
[SALES]                                         0
[TOTAL-REVENUES]                                0
[CGS]                                           0
[TOTAL-COSTS]                                   0
[OTHER-EXPENSES]                                0
[LOSS-PROVISION]                                0
[INTEREST-EXPENSE]
[INCOME-PRETAX]
[INCOME-TAX]                                    0
[INCOME-CONTINUING]
[DISCONTINUED]                                  0
[EXTRAORDINARY]                                 0
[CHANGES]                                       0
[NET-INCOME]
[EPS-PRIMARY]                                   0
[EPS-DILUTED]                                   0