Form 10QSB
period 1997-04-30
HERITAGE MINES LTD
filed 1997-06-16
CIK 943447

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)

X : Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended April 30, 1997.

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

1199 Main Avenue, Ste. 221
Durango, Colorado
                                            81301
(Address of Principal Office)                  Zip Code

Issuer's telephone number:    (970) 385-0374

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes _X__   No ____

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date.   6,487,172 shares
as of June 15, 1997.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) Consolidated financial statements for Heritage Mines, Ltd. as and for the quarter ending April 30, 1997, and the comparable period of the preceding fiscal year.

CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Company)

HERITAGE MINES, LTD.


Quarter ended April 30, 1997

HERITAGE MINES, LTD.
(A Development Stage Company)



Consolidated Balance Sheet
Consolidated Statement of Operations
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements

HERITAGE MINES, LTD.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

                                     April 30,             April 30,
                                     1997                  1996

                                      ASSETS

CURRENT ASSETS
Cash and cash equivalents              3,279               106,448
Other current assets                   3,521                14,053
  Total Current Assets                 6,800               120,501

PROPERTY, PLANT,
 EQUIPMENT AND MINE
 DEVELOPMENT COSTS,
 NET                               2,083,324               1,247,978

OTHER ASSETS
Other Assets                          64,848                60,338
  Total other assets                  64,848                60,338

  Total Assets                     2,154,972             1,428,817

                       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable                     227,151                 2,750
Accrued liabilities                  105,342               204,719
Notes payable                        741,564                86,640
Notes and advances to
 stockholders and
 related parties                      50,000                     0
Accrued interest                      41,244                 7,634
Total current liabilities          1,165,301               301,743

STOCKHOLDERS' EQUITY
 (DEFICIT)
Common Stock                          26,230               221,514
Additional paid-in
 capital                           2,888,157             1,663,413
Deficit accumulated
 during the
 development stage               (1,924,716)             (757,853)

TOTAL STOCKHOLDERS'
 EQUITY (DEFICIT)                    989,671             1,127,074

TOTAL LIABILITIES
 AND STOCKHOLDERS'
 EQUITY (DEFICIT)                  2,154,972             1,428,817

See accompanying notes to consolidated financial statements. HERITAGE MINES, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS




                                                           Period from
                         Three Months   Three Months       Inception
                                Ended          Ended       (May 14, 1992)
                             April 30       April 30       through
                                 1997           1996       April 30, 1997
REVENUES
Operating Revenue               3,536                               56,806
  Total Revenues                3,536              0                56,806

OPERATING COSTS
General and
 Administrative               205,367        303,070             1,995,894
Depreciation                   17,327         12,036               168,995
  Total operating
  costs                       222,694        315,106             2,164,889

  Loss from
  Operations                (219,158)      (315,106)           (2,108,083)

OTHER INCOME (EXPENSE)
Interest expense, net        (17,445)        (8,550)              (53,843)
Other Expense                       0      (125,000)               237,210
  Total Other Income
  (Expense)                  (17,445)      (133,550)               183,367

NET LOSS                    (236,603)      (448,656)           (1,924,716)

NET LOSS
PER SHARE                          (0.02)         (0.07)                (0.85)

WEIGHTED
 AVERAGE
 COMMON
 SHARES                    10,485,401      6,783,578             2,257,762

See accompanying notes to consolidated financial statements. HERITAGE MINES, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                           Period from
                              Quarter        Quarter       Inception
                                Ended          Ended       (May 14, 1992)
                             April 30       April 30       through
                                 1997           1996       April 30, 1996

CASH FLOWS FROM
 OPERATING
 ACTIVITIES:

Net Loss                    (236,603)      (448,657)           (1,924,716)

Adjustments to reconcile net loss to cash used in operating activities:

  Depreciation                 17,327         12,036               168,995
  Stock issued
    for services                    0              0                25,045
  Stockholders' compensation
    contributed to
    capital                                                        131,600

Changes in assets and liabilities

  Other current assets          4,734          9,548               (3,521)
  Other assets                (4,510)              0              (22,390)
  Accounts payable              1,230          2,750               227,151
  Accrued liabilities          43,477         54,198               105,342
  Accrued interest             16,949          7,672                88,542

Net cash and cash equivalents provided (used) by
operating activities        (157,396)      (362,453)           (1,203,952)

CASH FLOWS FROM
 INVESTING
 ACTIVITIES:

 Purchase of property
 and equipment                (7,000)       (65,730)             (201,798)
 Mine development
 costs                       (18,365)      (152,235)           (1,241,739)
 Construction in
 progress                    (13,747)       (16,001)             (297,719)
 Deposits                           0          3,000               (7,458)
 Mining Claims                                                    (20,000)
 Other Investments                  0              0                     0

Net cash and cash equivalents provided (used) by
investing activities         (39,112)      (230,966)           (1,768,714)

CASH FLOWS FROM
 FINANCING
 ACTIVITIES:

 Issuance of common
 stock for cash                50,000              0               794,475
 Proceeds from notes
 payable to related
 parties                            0        676,323             1,090,000
 Proceeds from notes
 payable                      150,000              0               811,640
 Advances from
 related parties                                                   280,000
Repayment of notes
 payable                      (1,291)                             (50,170)

Net cash and cash equivalents provided (used) by
 financing activities         198,709        676,323             2,925,945

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                    2,201         82,904                 3,279

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 YEAR                           1,078         23,543                     0

CASH AND CASH
 EQUIVALENTS,
 END OF YEAR                    3,279        106,447                 3,279

See accompanying notes to consolidated financial statements. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

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

Once in production, the 80% fine dore gold bars will be recovered and refined by the Company from its own free gold on site. The concentrates, after the free gold and the Company production of 80% fine dore gold bars, will be further refined under contract with outside independent processors and refiners into 99.99% pure gold bullion bars, which are then sold by the Company throughout recognized outlets into the readily available domestic and international gold market.

DEVELOPMENT STAGE

From its inception (considered to be May 14, 1992 for the purpose of these consolidated financial statements), to April 30, 1997, the Com-pany was in the development stage. The Company has concentrated its activities to acquire, explore, claim and permit mineral properties, acquire, repair, retrofit and bring mining equipment to its intended use, develop the mineral properties to get them ready for operations and to raise capital to finance the activities described above. From inception through April 30, 1997, there have been no active mining operations, although small test runs generated minimal revenues at the end of the 1997 fiscal year.

GOING CONCERN

The Company has incurred operating losses from inception through April 30, 1997, has an accumulated deficit of $1,924,716, and nega-tive working capital of $1,158,501. During the quarter ended April 30, 1997, the Company's operations used $157,396 of cash, and the Company used $39,112 of cash in investing activities. The Compa-ny's cash was provided from stock issuances and notes from related parties and others. Management expects that the Company's cash expenditures for the fiscal year ended January 1, 1998, will not be less than $1,000,000. Larger expenditures may be incurred based on the Company's development project opportunities, and available cash resources from operating cash flow and/or from additional financing.

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Heritage Mines, Ltd., and Heritage Gold Mines and its wholly owned subsid-iaries, GWZ and WAZCO. All significant intercompany balances and transactions have been eliminated.

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

INVENTORIES

Ore and in-process inventories and materials and supplies are stated at the lower of average cost or net realizable value. Precious metals are stated at market value. Since there were no active operations, there was no such inventory at April 30, 1997.

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT
COSTS

Expenditures for new property, plant and equipment or expenditures which extend the useful lives of existing property, plant and equip-ment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over their estimated productive lives, which range from five to ten years.

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including the costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized. Such costs and estimated future development costs will be amortized using a unit-of-production meth-od over the estimated life of the ore body. No amortization was recorded for all years presented as there have been no active mining operations from inception to April 30, 1997.

3.     PROPERTY, PLANT, EQUIPMENT AND MINE DEVEL-
OPMENT AND MINING CLAIMS.

The Company's facilities, deposits, and claims are located in the Knownothing Creek Mining District at the Forks of Salmon in North-ern California. The Company pays annual fees of a nominal amount to the Federal Bureau of Land Management for the rights to use such land to develop and extract minerals. At April 30, 1997, there are thirty-one claims in various stages of exploration and development, valued at cost of $35,000.

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

Construction in progress consists of a mill and its ancillary facilities, which are connected by Company-improved roads to various claims and operational mining locations. The mill operation includes crush-ing, grinding, separation shaker screen and concentration equipment, and a furnace house, saw mill house, and dynamite storage house.

4.     SUBSEQUENT EVENTS

       1.  LEASE COMMITMENT

The Company plans to move its corporate headquarters to Durango, Colorado and, in May 1997, signed a sixty month operating lease with base monthly rental payments of approximately $2,975 per month.


       2.  SHARE REDEMPTION

On or about May 31, 1997, the Company completed the repurchase of 4,034,896 of its previously issued and outstanding shares, thereby reducing the total shares outstanding to 6,487,172. The shares were repurchased through issuance of conditional promissory notes.

ITEM 1(b) -  Exhibit 27: Financial Data Schedule

       There have been no reports on Form 8-K for the quarter ending April 30, 1997.


ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

       PLAN OF OPERATIONS. The long-term goal of the Compa-ny is to become a self-sustaining medium sized precious metals exploration and mining company with a solid foundation of credible reserves which can be developed and produced at costs which are in the lowest quartile of industry averages. In order to work towards this goal, the plan of operations of the Company for the next twelve months includes hiring experienced management personnel, comple-tion of the sale of at least a minimum of $500,000 of convertible debentures on or before July 27, 1997, relocation of its offices to Durango, Colorado, acquisition of interests in one or more additional mining properties, completion of a secondary financing of between $10,000,000 and $15,000,000 to provide funds needed for exploration and development of its properties, and reaching a sustaining level of cash flow from limited production on one or more of its properties. There is no assurance that the Company will be able to complete any of the elements of its plan of operations.

       As of March 1, 1997, the Company hired Gregory B. Sparks as its new Chief Executive Officer.

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

       There is no assurance as to when or whether the Company will realize any net proceeds from its offering of convertible debentures. However, unless the Company receives at least a portion of the anticipated net proceeds of the offering, or funds from some other source, within the reasonably near future, it will not be able to pro-ceed with further activities related to the implementation of its busi-ness plan. These factors raise substantial doubt about the Company's ability to continue as a going concern and notes to the financial statements include an explanatory paragraph indicating that the Comp-any's financial statements have been prepared assuming the Company will continue as a going concern, and that no adjustments were made in the financial statements for this uncertainty.

       On or about May 31, 1997, the Company completed the repurchase of a total of 4,034,896 shares of its common stock from a group of its founding shareholders, thereby reducing the number of issued and outstanding shares from 10,522,068 to 6,487,172. The repurchase was completed in exchange for issuance of conditional promissory notes.

       The notes are convertible at any time, at the option of the Company into newly issued shares of common stock. To the extent not converted by the Company, the notes are payable at the rate of $2.00 per share purchased for each 500,000 ounces of prov-en/probable gold reserves discovered on the Bowerman Project within a period of 5 years. No payments are due under the notes unless a minimum of 500,000 ounces of proven/probable gold reserves are discovered on the Bowerman Project within 5 years from the date of repurchase of the shares.

       The purpose of the share roll-back plan was to reduce the number of currently issued and outstanding shares of the Company in order to enhance the value of shares acquired by new investors in the Company.

       On March 26, 1997, the Company signed a letter of intent with Black Diamond Mining, Inc., concerning acquisition of an interest in a property known as the Lelan-Dividend Project located in Yavapai County, Arizona. Pursuant to the terms of the letter of intent, the Company will have 90 days after placing a $50,000 deposit in escrow, to conduct due diligence on the property. At its election on or before the expiration of the option period, the Company will have the right to purchase a 70% joint venture interest in the property by paying an additional $200,000. Thereafter, upon completion of exploration and bankable feasibility analysis, Black Diamond Mining, Inc., will have a 60 day option to convert its 30% joint venture interest into common shares of the Company in accordance with a formula which effectively exchanges shares to be issued at the then current stock price for minable reserves valued at $30 per prov-en/probable ounce.

       The Company is also engaged in preliminary discussions regarding the possibility of acquiring interests in two additional properties. As of June 15, 1997, the Company had not executed letters of intent or taken any other formal actions with respect to such potential acquisitions.

       This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding re-serves, resources, mineralized material or deposits, mining methods, political and related matters, planned levels of exploration, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated grade, geological, metallurgical, processing or other problems, conclusions of feasibility studies, changes in project parameters as plans continue to be refined, the timing of receipt of governmental permits, results of current or planned exploration activities, environmental costs and risks, changes in the gold price, and the like. Should one or more of these risks or uncertainties materialize, or should underlying assump-tions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions against placing undue reliance on forward-looking statements all of which speak only as of the date made.

Signatures

In accordance with the requirements of the Exchange Act, the regis-trant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heritage Mines, Ltd.
(Registrant)

By: /s/
       Gregory B. Sparks
       President, CEO and Director

Date: June 16, 1997

By: /s/
       Mark Gavard
       Executive Vice President & Director

Date: June 16, 1997


By: /s/
       Robert E. Newberry
       Senior Vice President and Secretary

Date: June 16, 1997


By: /s/
       Douglas L. Drumwright
       CFO & Director

Date:  June 16, 1997