Form 10QSB
period 1997-07-31
HERITAGE MINES LTD
filed 1997-09-15
CIK 943447

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)

X : Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended July 31, 1997.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date.   6,487,172.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (b) Financial statements for Heritage Mines, Ltd. as and for the quarter ending July 31, 1997, and the comparable period of the preceding fiscal year.

FINANCIAL STATEMENTS
(A Development Stage Company)

HERITAGE MINES, LTD.


Quarter ended July 31, 1997

HERITAGE MINES, LTD.
(A Development Stage Company)



Consolidated Balance Sheet
Consolidated Statement of Operations
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements

HERITAGE MINES, LTD.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

                                     July 31,              July 30,
                                     1997                  1996

                                      ASSETS

CURRENT ASSETS
Cash and cash equivalents            155,392               182,430
Other current assets                  26,403                12,466
  Total Current Assets               181,795               194,896

PROPERTY, PLANT,
 EQUIPMENT AND MINE
 DEVELOPMENT COSTS,
 NET                               2,064,635             1,447,550

OTHER ASSETS
Other Assets                          62,548                60,338
  Total other assets                  62,548                60,338

  Total Assets                     2,308,979             1,702,784

                       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable                     252,446                   339
Accrued liabilities                  233,252                23,944
Notes payable                        860,626                86,640
Notes and advances to
 stockholders and
 related parties                      74,700                     0
Accrued interest                      58,371                 9,777
Total current liabilities          1,479,395               120,700

STOCKHOLDERS' EQUITY
 (DEFICIT)
Common Stock                         126,205               771,639
Additional paid-in
 capital                           2,883,182             1,914,913
Deficit accumulated
 during the
 development stage               (2,159,803)           (1,104,468)

TOTAL STOCKHOLDERS'
 EQUITY (DEFICIT)                    829,584             1,582,084

TOTAL LIABILITIES
 AND STOCKHOLDERS'
 EQUITY (DEFICIT)                  2,308,979             1,702,784

HERITAGE MINES, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS



                         Three Months   Three Months
                                Ended          Ended
                              July 31        July 31
                                 1997           1996
REVENUES
Operating Revenue                   0              0
  Total Revenues                    0              0

OPERATING COSTS
General and
 Administrative               203,916        326,009
Depreciation                   13,097         18,602
  Total operating
  costs                       217,013        344,611

  Loss from
  Operations                (217,013)      (344,611)

OTHER INCOME (EXPENSE)
Interest expense, net        (18,075)        (2,005)
Other Expense                       0              0
  Total Other Income
  (Expense)                  (18,075)        (2,005)

NET LOSS                    (235,088)      (346,616)

NET LOSS
PER SHARE                          (0.02)         (0.03)

WEIGHTED
 AVERAGE
 COMMON
 SHARES                     6,487,172     10,195,417

HERITAGE MINES, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS



                           Six Months     Six Months
                                Ended          Ended
                              July 31        July 31
                                 1997           1996
REVENUES
Operating Revenue               3,536              0
  Total Revenues                3,536              0

OPERATING COSTS
General and
 Administrative               409,282        629,079
Depreciation                   30,424         30,638
  Total operating
  costs                       439,706        659,717

  Loss from
  Operations                (436,170)      (659,717)

OTHER INCOME (EXPENSE)
Interest expense, net        (35,520)       (10,555)
Other Expense                       0      (125,000)
  Total Other Income
  (Expense)                  (35,520)      (135,555)

NET LOSS                    (471,690)      (795,272)

NET LOSS
PER SHARE                          (0.07)         (0.08)

WEIGHTED
 AVERAGE
 COMMON
 SHARES                     6,487,172     10,265,000

HERITAGE MINES, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                           Six Months     Six Months
                                Ended          Ended
                              July 31        July 31
                                 1997           1996

CASH FLOWS FROM
 OPERATING
 ACTIVITIES:

Net Loss                    (471,690)       (795,272)

Adjustments to reconcile net loss to cash used in operating activities:

  Depreciation                 30,424         30,638
  Stock issued
    for services
  Stockholders' compensation
    contributed to
    capital

Changes in assets and liabilities

  Other current assets       (18,149)         11,135
  Other assets                (2,210)              0
  Accounts payable             97,846            339
  Accrued liabilities         100,066        124,923
  Accrued interest             34,076          9,614

Net cash and cash equivalents provided (used) by
operating activities        (229,637)      (618,423)

CASH FLOWS FROM
 INVESTING
 ACTIVITIES:

 Purchase of property
 and equipment                      0       (88,701)
 Mine development
 costs                       (24,486)      (317,061)
 Construction in
 progress                     (9,034)       (46,376)
 Deposits                                      3,000
 Mining Claims

Net cash and cash equivalents provided (used) by
investing activities         (33,520)      (449,138)

CASH FLOWS FROM
 FINANCING
 ACTIVITIES:

 Issuance of common
 stock for cash               125,000        550,125
 Proceeds from notes
 payable to related
 parties                                     676,323
 Proceeds from notes
 payable                      294,700
 Advances from
 related parties
Repayment of notes
 payable                      (2,229)

Net cash and cash equivalents provided (used) by
 financing activities         417,471      1,226,448

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                  154,314        158,887

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 YEAR                           1,078         23,543

CASH AND CASH
 EQUIVALENTS,
 END OF YEAR                  155,392        182,430

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

Once in production, the 80% fine dore gold bars will be recovered and refined by the Company from its own free gold on site. The concentrates, after the free gold and the Company production of 80% fine dore gold bars, will be further refined under contract with outside independent processors and refiners into 99.99% pure gold bullion bars, which will then be sold by the Company through recognized outlets into the readily available domestic and international gold market.

DEVELOPMENT STAGE

From its inception (considered to be May 14, 1992 for the purpose of these consolidated financial statements), to July 31, 1997, the Com-pany was in the development stage. The Company has concentrated its activities to acquire, explore, claim and permit mineral properties, acquire, repair, retrofit and bring mining equipment to its intended use, develop the mineral properties to get them ready for operations and to raise capital to finance the activities described above. From inception through July 31, 1997, there have been no active mining operations, although small test runs generated minimal revenues at the end of the 1997 fiscal year.

GOING CONCERN

The Company has incurred operating losses from inception through July 31, 1997, has an accumulated deficit of $2,159,803, and negative working capital of $1,297,600. During the six months ended July 31, 1997, the Company's operations used $229,637 of cash, and the Company used $33,520 of cash in investing activities. The Compa-ny's cash was provided from stock issuances and notes from related parties and others. Management expects that the Company's cash expenditures for the fiscal year ended January 31, 1998, will not be less than $1,000,000. Larger expenditures may be incurred based on the Company's development project opportunities, and available cash resources from operating cash flow and/or from additional financing.

The Company is in the process of raising between $500,000 and $1,000,000 through a private placement of convertible debt securities, and as of July 27, 1997, a total of $540,000 of the debentures had been sold. Management believes that the funds raised will allow the Company to start revenue generating operations during the current fiscal year. However, there can be no assurance such funds will be raised or will be sufficient to support profitable operations and addi-tional financing may be necessary. No adjustments have been made to the accompanying financial statements to provide for this uncertain-ty.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Heritage Mines, Ltd., and Heritage Gold Mines and its wholly owned subsid-iaries, GWZ and WAZCO. All significant intercompany balances and transactions have been eliminated. Subsequent to the end of the second quarter, the Company sold or transferred all of its interest in GWZ to one of its directors for $10.00 and other consideration, including release and indemnification from all liabilities of GWZ other than certain specified liabilities which were paid by the Company at the time of transfer of its interest in GWZ.

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

INVENTORIES

Ore and in-process inventories and materials and supplies are stated at the lower of average cost or net realizable value. Precious metals are stated at market value. Since there were no active operations, there was no such inventory at July 31, 1997.

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT
COSTS

Expenditures for new property, plant and equipment or expenditures which extend the useful lives of existing property, plant and equip-ment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over their estimated productive lives, which range from five to ten years.

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including the costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized. Such costs and estimated future development costs will be amortized using a unit-of-production meth-od over the estimated life of the ore body. No amortization was recorded for all years presented as there have been no active mining operations from inception to July 31, 1997.

3.     PROPERTY, PLANT, EQUIPMENT AND MINE DEVEL-
OPMENT AND MINING CLAIMS.

The Company's facilities, deposits, and claims are located in the Knownothing Creek Mining District at the Forks of Salmon in North-ern California. The Company pays annual fees of a nominal amount to the Federal Bureau of Land Management for the rights to use such land to develop and extract minerals. At July 31, 1997, there are thirty-one claims in various stages of exploration and development, valued at cost of $35,000.

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


ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

PLAN OF OPERATIONS. The long-term goal of the Company is to become a self-sustaining medium sized precious metals exploration and mining Company with a solid foundation of credible reserves which can be developed and produced at costs which are in the lowest quartile of industry averages. In order to work towards this goal, the plan of operations of the Company for the next twelve months in-cludes hiring experienced management personnel, completion of the sale of the balance of its convertible debenture offering, acquisition of interests in one or more additional mining properties, completion of a secondary financing of between $5,000,000 and $10,000,000 to provide funds needed for exploration and development of its proper-ties, and reaching a sustaining level of cash flow from limited produc-tion on one or more of its properties. There is no assurance that the Company will be able to complete any of the elements of its plan of operations.

MANAGEMENT DISCUSSION AND ANALYSIS.  Effective May
1, 1997, the Company hired Timothy M. Sadler as its Vice President of Operations. Mr. Sadler is a Registered Professional Mining Engi-neer, as well as a graduate geologist. He has twenty five years of progressive experience in the mining industry, with particular focus on mineral project evaluation and development. In the capacity of Vice President Operations, he will be primarily responsible for explo-ration, feasibility determination, and operation of the Company's mineral properties.

As of April 28, 1997 the Company commenced a private placement offering of convertible debentures intended to raise between $500,000 and $1,000,000 of bridge financing. As of July 31, a total of $540,000 in principal amount of 15% convertible debentures had been sold and the Company was in the process of completing necessary documentation in order to obtain the release of the offering proceeds from escrow. Although there is no assurance as to when or whether the Company will sell the remaining balance of its debenture offering, it is currently anticipated that the remaining balance of the offering will likely be sold during the third quarter to fully subscribe the offering. The proceeds of this offering have been allocated to pay-ment of all outstanding trade payables, providing cash resources necessary to enable the Company to proceed with acquisition of certain additional properties, and working capital needed to enable the Company to hire additional key personnel, relocate its corporate office, establish needed business systems, and generally prepare itself for a secondary offering or other financing arrangements intended to provide the funds needed to explore and develop the Bowerman
Project and any additional properties it may acquire. Notwithstanding the completion of the minimum level of its debenture offering, the Company will be required to raise additional funds in the next twelve months, and failure to complete additional financing as planned would raise substantial doubt about the Company's ability to continue as a going concern.

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

The purpose of the share roll-back plan was to reduce the number of currently issued and outstanding shares of the Company in order to enhance the value of shares acquired by new investors in the Compa-ny.

The Company previously signed a letter of intent concerning acquisi-tion of an interest in a property known as the Lelan-Dividend Project located in Yavapai County, Arizona. The Company was not able to complete its debenture offering in time to meet initial funding require-ments for acquisition of a joint venture interest in the Lelan-Dividend Project prior to expiration of the letter of intent. Now that minimum subscription of the debenture offering has been reached, the Company is preparing to go forward with its plans to acquire interests in the Lelan-Dividend Project as well as two other properties which it believes exhibit similar geologic potential. As of September 15, 1997, the Company has executed no letters of intent or taken other formal action with respect to such potential acquisitions.

While developing and effecting its redirection and recapitalization plans, the Company suspended operations at its Bowerman Gold
Project located in Siskiyou County, California. Planning and analysis is now underway to investigate the potential for metallurgical circuit-modifications in the plant and development of a pilot stoping area in the mine which will allow for restarting production by the fourth quarter of this year.

Completion of at least a portion of the contemplated equity financing will be required to effect plans for acquisition of interests in additional projects and to restart production at the Bowerman Project. Prelimi-nary discussions have been held with several investment banking gro-ups to assist with the planned financing. Management has targeted completion of this financing, as well as achievement of listing on additional exchange(s) by year end 1997 in its discussion with the investment banking houses.

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and infor-mation currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," estimate and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding reserves, resources, mineralized material or deposits, mining methods, political and related matters, planned levels of exploration, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated grade, geological, metallurgical, processing or other problems, conclusions of feasibility studies, changes in project parameters as plans continue to be refined, the timing of receipt of governmental permits, results of current or planned exploration activities, environmental costs and risks, changes in the gold price, and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions against placing undue reliance on forward-looking statements all of which speak only as of the date made.

ITEM 6 (a) -  Exhibit 27: Financial Data Schedule

       (b) - There have been no reports on Form 8-K for the quarter ending July 31, 1997.
Signatures

In accordance with the requirements of the Exchange Act, the regis-trant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heritage Mines, Ltd.
(Registrant)

By:/s/ ____________________________________
       Gregory B. Sparks
       President, CEO and Director

Date: September 15, 1997