Form 10-Q/A
period 1997-07-31
HERITAGE MINES LTD
filed 1997-12-18
CIK 943447

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              Form 10-QSB/A

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

       (b) Financial statements for Heritage Mines, Ltd. as of July 31, 1997, and for the six month and nine month periods ended July
31, 1997, and for the period from inception (May 14, 1992) through July 31, 1997.

FINANCIAL STATEMENTS
(A Development Stage Company)

HERITAGE MINES, LTD.


Quarter ended July 31, 1997

HERITAGE MINES, LTD.
(A Development Stage Company)



Condensed Consolidated Balance Sheet
Condensed Consolidated Statement of Operations
Condensed Consolidated Statement of Cash Flows
Notes to Condensed Consolidated Financial Statements

HERITAGE MINES, LTD.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
as of July 31, 1997
(Unaudited)

                                            July 31,
                                            1997

ASSETS

CURRENT ASSETS
Cash and cash equivalents                    155,392
Other current assets                          26,403
  Total Current Assets                       181,795

PROPERTY, PLANT,
 EQUIPMENT AND MINE
 DEVELOPMENT COSTS,
 NET OF ACCUMULATED
 DEPRECIATION                              2,064,635

OTHER ASSETS
Other Assets                                  62,549
  Total other assets                          62,549

  Total Assets                             2,308,979

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                             247,446
Accrued expenses and other
  liabilities                                291,623
Notes payable                                730,326
Total current liabilities                  1,269,395
Convertible debentures payable
  (including $40,000 to
   related parties)                          210,000

  Total liabilities                        1,479,395
STOCKHOLDERS' EQUITY
Preferred stock, no par value:
  authorized 10,000,000 shares,
  no shares issued and
  outstanding                                      -
Common stock, $.0025 stated
  value: authorized 200,000,000
  shares, issued and outstanding
  6,487,172 shares                            16,218
Additional paid-in
 capital                                   2,973,169
Deficit accumulated
 during the
 development stage                       (2,159,803)

TOTAL STOCKHOLDERS'
 EQUITY                                      829,584

TOTAL LIABILITIES
 AND STOCKHOLDERS'
 EQUITY                                    2,308,979

See accompanying notes to condensed consolidated financial statements.

HERITAGE MINES, LTD.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)


                         Three Months   Three Months
                                Ended          Ended
                              July 31        July 31
                                 1997           1996
OPERATING REVENUE                   -              -

OPERATING COSTS
General and
 Administrative               203,916        326,009
Depreciation                   13,097         18,602
  Total operating
  costs                       217,013        344,611

  Loss from
  Operations                (217,013)      (344,611)

OTHER INCOME (EXPENSE)
Interest expense, net        (18,075)        (2,005)
Other Expense                       -              -
  Total Other Income
  (Expense)                  (18,075)        (2,005)

NET LOSS                    (235,088)      (346,616)

NET LOSS
PER SHARE                          (0.03)         (0.03)

WEIGHTED
 AVERAGE
 COMMON
 SHARES
 OUTSTANDING                7,830,792     10,195,417

See accompanying notes to condensed consolidated financial statements. HERITAGE MINES, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    Period
                                                            from Inception
                           Six Months     Six Months        (May 14, 1992)
                                Ended          Ended               through
                              July 31        July 31               July 31
                                 1997           1996                  1997
Operating Revenues              3,536              -                56,806

OPERATING COSTS
General and
 Administrative               409,282        629,079             2,199,809
Depreciation                   30,424         30,638               182,092
  Total operating
  costs                       439,706        659,717             2,381,901

  Loss from
  Operations                (436,170)      (659,717)           (2,325,095)

OTHER INCOME (EXPENSE)
  Other Income                      -              -               237,210
Interest expense, net        (35,520)       (10,555)              (71,918)
Other Expense                       -      (125,000)                     -
  Total Other Income
  (Expense)                  (35,520)      (135,555)               165,292

NET LOSS                    (471,690)      (795,272)           (2,159,803)

NET LOSS
PER SHARE                          (0.05)         (0.08)                 (.64)

WEIGHTED
 AVERAGE
 COMMON SHARES
 OUTSTANDING                9,158,996     10,265,000             3,343,799

See accompanying notes to condensed consolidated financial statements. HERITAGE MINES, LTD.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                                    Period
                                                            from Inception
                           Six Months     Six Months        (May 14, 1992)
                                Ended          Ended               through
                              July 31        July 31               July 31
                                 1997           1996                  1997

CASH FLOWS FROM
 OPERATING
 ACTIVITIES:

Net Loss                    (471,690)       (795,272)          (2,159,803)

Adjustments to reconcile net loss to cash used in operating activities:

  Depreciation                 30,424         30,638               182,092
  Stock issued
    for services                    -              -                25,045
  Stockholders' compensation
    contributed to
    capital                         -              -               131,600

Changes in assets and liabilities

  Other current assets       (18,149)         11,135              (26,404)
  Other assets                (2,210)              -              (20,090)
  Accounts payable and
  accrued liabilities         231,988        135,076               641,367

Net cash and cash equivalents provided (used) by
operating activities        (229,637)      (618,423)           (1,226,193)

CASH FLOWS FROM
 INVESTING
 ACTIVITIES:
 Purchase of property
 and equipment                      -       (88,701)             (194,798)
 Mine development
 costs                       (24,486)      (317,061)           (1,247,860)
 Construction in
 progress                     (9,034)       (46,376)             (293,006)
 Deposits                           -          3,000               (7,458)
 Mining Claims                      -              -              (20,000)

Net cash and cash equivalents provided (used) by
investing activities         (33,520)      (449,138)           (1,763,122)

CASH FLOWS FROM
 FINANCING
 ACTIVITIES:

 Issuance of common
 stock for cash               125,000        550,125               869,475
 Proceeds from notes
 payable to related
 parties                       34,700        676,323             1,124,700
 Proceeds from notes
 payable                       85,000              -               746,640
 Advances from
 related parties                    -              -               294,500
Repayment of notes
 payable and advances         (2,229)              -              (65,608)
Proceeds from convertible
 debentures payable (includes
 related parties of
 $20,000)                     175,000              -               175,000

Net cash and cash equivalents provided (used) by
 financing activities         417,471      1,226,448             3,144,707

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                  154,314        158,887               155,392

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 PERIOD                         1,078         23,543                     -
CASH AND CASH
 EQUIVALENTS,
 END OF PERIOD                155,392        182,430               155,392
/TABLE

HERITAGE MINES, LTD.
(A Development Stage Company)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

                                                                    Period
                                                            from Inception
                           Six Months     Six Months        (May 14, 1992)
                                Ended          Ended               through
                              July 31        July 31               July 31
                                 1997           1996                  1997

Stock issued for services           -         24,000                25,045
Stockholders' compensation
 contributed to capital             -              -               131,600
Equipment exchanged for
 mining claims                      -              -                15,000
Note payable issued to
 related party for property
 and equipment                      -              -               327,000
Note payable issued for
 plant and equipment                -         31,694               106,094
Notes payable converted
 to common stock                    -              -               141,885
Stock issued for
 subscriptions
 receivable                         -              -               127,500
Stock issued for
 equipment                          -              -                92,969
Issuance of common stock
 in connection with
 reorganization                     -      1,713,413             1,713,413
Notes and accounts payable
 exchanged for convertible
 debentures                    35,000                               35,000
Common stock exchanged for
 conditional notes payable          -              -                     -

See accompanying notes to condensed consolidated financial statements. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:
(July 31, 1997 - Unaudited)

1.     BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with Securities and Exchange
Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the company's Form 10-KSB for the year ended
January 31, 1997.

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

DEVELOPMENT STAGE

From its inception (considered to be May 14, 1992 for the purpose of these condensed consolidated financial statements), to July 31, 1997, the Company has been in the development stage. The Company has concentrated its activities to acquire, explore, claim and permit mineral properties, acquire, repair, retrofit and bring mining equipment to its intended use, develop the mineral properties to get them ready for operations and to raise capital to finance the activities described above. From inception through July 31, 1997, there have been no active mining operations, although small test runs generated minimal revenues at the end of the 1997 fiscal year.

GOING CONCERN

The Company has incurred operating losses from inception through July 31, 1997, has an accumulated deficit of $2,159,803, and negative working capital of $1,087,600. During the six months ended July 31, 1997, the Company's operations used $229,637 of cash, and the Company used $33,520 of cash in investing activities. The Compa-ny's cash was provided from the issuance of 50,000 shares of common stock and issuance of notes and convertible debentures payable to related parties and others. Management expects that the Company's cash expenditures for the fiscal year ended January 31, 1998, will not be less than $1,000,000. Larger expenditures may be incurred based on the Company's development project opportunities, and available cash resources from operating cash flow and/or from additional financing.

The Company is in the process of raising between $500,000 and $1,000,000 through a private placement of convertible debt securities, and as of July 31, 1997, total subscriptions of $540,000 had been received of which $210,000 had been funded. Management believes that these funds raised may allow the Company to start revenue generating operations during the current fiscal year. However, there can be no assurance additional funds will be raised or will be sufficient to support profitable operations and additional financing will be necessary. No adjustments have been made to the accompanying financial statements to provide for this uncertainty.


ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS
AND PLAN OF OPERATION

PLAN OF OPERATIONS. The long-term goal of the Company is to become a self-sustaining medium sized precious metals exploration and mining Company with a solid foundation of credible reserves which can be developed and produced at costs which are in the lowest quartile of industry averages. In order to work toward this goal, the plan of operations of the Company for the next twelve months in-cludes hiring additional experienced management personnel, comple-tion of the sale of the balance of its convertible debenture offering, acquisition of interests in one or more additional mining properties, completion of a secondary financing of between $5,000,000 and $10,000,000 to provide funds needed for exploration and development of its properties, and reaching a sustaining level of cash flow from limited production on one or more of its properties. There is no assurance that the Company will be able to complete any of the elements of its plan.

Effective May 1, 1997, the Company hired Timothy M. Sadler as its
Vice President of Operations. Mr. Sadler is a Registered Professional Mining Engineer, as well as a graduate geologist. He has twenty five years of progressive experience in the mining industry, with particular focus on mineral project evaluation and development. In the capacity of Vice President Operations, he will be primarily responsible for exploration, feasibility determination, and operation of the Company's mineral properties.

MANAGEMENT DISCUSSION AND ANALYSIS.

As of April 28, 1997 the Company commenced a private placement offering of 15% convertible debentures intended to raise between $500,000 and $1,000,000 of bridge financing. As of July 31, the Company had subscriptions of $540,000 of which $210,000 had been received and the Company was in the process of completing necessary documentation in order to obtain the release of the offering proceeds from escrow. Although there is no assurance as to when or whether the Company will sell the remaining balance of its debenture offering, it is currently anticipated that a substantial portion of the remaining balance will be sold during the third quarter to fully subscribe the offering. The proceeds of this offering have been allocated to pay-ment of outstanding trade payables, providing cash resources necessary to enable the Company to proceed with acquisition of certain additional properties, and working capital needed to enable the Company to hire additional key personnel, relocate its corporate office, establish needed business systems, and generally prepare itself for a secondary offering or other financing arrangements intended to provide the funds needed to explore and develop the Bowerman
Project and any additional properties it may acquire. Notwithstanding the completion of the minimum level of its debenture offering, the Company will be required to raise additional funds in the next twelve months, and failure to complete additional financing as planned would raise substantial doubt about the Company's ability to continue as a going concern.

On or about May 31, 1997, the Company completed the repurchase of a total of 4,034,896 shares of its common stock from a group of its founding shareholders, thereby reducing the number of issued and outstanding shares from 10,522,068 to 6,487,172. The repurchase was completed in exchange for issuance of conditional promissory notes. The notes are convertible at any time, at the option of the Company into newly issued shares of common stock. To the extent not converted by the Company, the notes are payable at the rate of $2.00 per share purchased for each 500,000 ounces of prov-en/probable gold reserves discovered on the Bowerman Project within a period of 5 years. No payments are due under the notes unless a minimum of 500,000 ounces of proven/probable gold reserves are discovered on the Bowerman Project within 5 years from the date of repurchase of the shares. No financial value was recorded on this stock repurchase because of the uncertainty as to the amount, if any, of payments that ultimately might be due on the conditional notes payable.

The purpose of the share roll-back plan was to reduce the number of currently issued and outstanding common shares of the Company in order to enhance the value of shares acquired by new investors in the Company.

The Company previously signed a letter of intent concerning acquisi-tion of an interest in a property known as the Lelan-Dividend Project located in Yavapai County, Arizona. The Company was not able to complete its debenture offering in time to meet initial funding require-ments for acquisition of a joint venture interest in this Project prior to expiration of the letter of intent. Now that minimum subscription of the debenture offering has been reached, the Company is preparing to go forward with its plans to acquire interests in the Lelan-Dividend Project as well as two other properties which it believes exhibit similar geologic potential. As of September 15, 1997, the Company has executed no letters of intent or taken other formal action with respect to such potential acquisitions.

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

Completion of at least a portion of the contemplated equity or additional debt financing will be required to effect plans for acquisition of interests in additional projects and to restart production at the Bowerman Project. Preliminary discussions have been held with several investment banking groups to assist with the planned financing. Management has targeted completion of this financing, as well as achievement of listing on additional exchange(s) by year end
1997 in its discussion with the investment banking houses.

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

Date: December 18, 1997