Form 10-Q
period 1997-10-31
HERITAGE MINES LTD
filed 1997-12-19
CIK 943447

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              Form 10-QSB/A

(Mark One)

X : Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended October 31, 1997.

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

        (b) Financial statements for Heritage Mines, Ltd. as and for the quarter ending October 31, 1997, and the comparable period of the preceding fiscal year.

FINANCIAL STATEMENTS
(A Development Stage Company)

HERITAGE MINES, LTD.


Quarter ended October 31, 1997

HERITAGE MINES, LTD.
(A Development Stage Company)



Condensed Consolidated Balance Sheet
Condensed Consolidated Statement of Operations
Condensed Consolidated Statement of Cash Flows
Notes to Condensed Consolidated Financial Statements

HERITAGE MINES, LTD.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
as of October 31, 1997
(Unaudited)

                                            October 31,
                                            1997

ASSETS

CURRENT ASSETS
Cash and cash equivalents                     17,494
Other current assets                          19,091
  Total Current Assets                        36,585

PROPERTY, PLANT,
 EQUIPMENT AND MINE
 DEVELOPMENT COSTS,
 NET OF ACCUMULATED
 DEPRECIATION                              2,129,436

OTHER ASSETS                                  52,548

  Total Assets                             2,218,569

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                              68,577
Accrued expenses and other
  liabilities                                130,733
Notes payable                                774,688
Total current liabilities                    973,998
Convertible debentures payable
  (including $225,000 to
   related parties)                          720,000

  Total liabilities                        1,693,998
STOCKHOLDERS' EQUITY
Preferred stock, no par value:
  authorized 10,000,000 shares,
  no shares issued and
  outstanding                                      -
Common stock, $.0025 stated
  value: authorized 200,000,000
  shares, issued and outstanding
  6,487,172 shares                            16,218
Additional paid-in
 capital                                   2,973,169
Deficit accumulated
 during the
 development stage                       (2,464,816)

TOTAL STOCKHOLDERS'
 EQUITY                                      524,571

TOTAL LIABILITIES
 AND STOCKHOLDERS'
 EQUITY                                    2,218,569

See accompanying notes to condensed consolidated financial statements.

HERITAGE MINES, LTD.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)


                         Three Months   Three Months
                                Ended          Ended
                           October 31     October 31
                                 1997           1996
OPERATING REVENUE                   -              -

OPERATING COSTS:
General and
 Administrative               244,703        288,795
Depreciation                   13,100         16,673
  Total operating
  costs                       257,803        305,468

  Loss from
  Operations                (257,803)      (305,468)

OTHER INCOME (EXPENSE)
Interest expense, net        (47,210)        (1,804)
Other Expense                       -              -
  Total Other Income
  (Expense)                  (47,210)        (1,804)

NET LOSS                    (305,013)      (307,272)

NET LOSS
PER SHARE                           (.05)          (.03)

WEIGHTED
 AVERAGE
 COMMON
 SHARES                     6,487,172     10,418,125

See accompanying notes to condensed consolidated financial statements. HERITAGE MINES, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    Period
                                                            from Inception
                          Nine Months    Nine Months        (May 14, 1992)
                                Ended          Ended               through
                           October 31     October 31            October 31
                                 1997           1996                  1997
OPERATING REVENUES              3,536              -                56,806


OPERATING COSTS
General and
 Administrative               653,985      1,042,874             2,444,512
Depreciation                   43,524         47,310               195,192
  Total operating
  costs                       697,509      1,090,184             2,639,704

  Loss from
  Operations                (693,973)    (1,090,184)           (2,582,898)

OTHER INCOME (EXPENSE):
Other Income                        -              -               237,210
Interest expense, net        (82,730)       (12,360)             (119,128)
  Total Other Income
  (Expense)                  (82,730)       (12,360)               118,082

NET LOSS                    (776,703)    (1,102,544)           (2,464,816)

NET LOSS
PER SHARE                           (.09)          (.11)                 (.81)

WEIGHTED
 AVERAGE
 COMMON SHARES
 OUTSTANDING                8,265,716     10,418,125             3,043,064

See accompanying notes to condensed consolidated financial statements. HERITAGE MINES, LTD.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                                    Period
                                                            from Inception
                          Nine Months    Nine Months        (May 14, 1992)
                                Ended          Ended               through
                           October 31     October 31            October 31
                                 1997           1996                  1997

CASH FLOWS FROM
 OPERATING
 ACTIVITIES:

Net Loss                    (776,703)    (1,102,544)           (2,464,816)

Adjustments to reconcile net loss to cash used in operating activities:

  Depreciation                 43,524         47,310               195,192
  Stock issued
    for services                    -              -                25,045
  Stockholders' compensation
    contributed to
    capital                         -                              131,600

Notes and covertible
 debentures issued
 for services                  93,000              -                93,000

Changes in assets and liabilities:

  Other current assets       (10,837)         12,461              (19,092)
  Other assets                  7,790              -              (10,090)
  Accounts payable and
  accrued liabilities       (112,771)        147,932               296,608

Net cash and cash equivalents provided (used) by
operating activities        (755,997)      (894,841)           (1,752,553)

CASH FLOWS FROM
 INVESTING
 ACTIVITIES:

 Purchase of property
 and equipment               (40,794)       (97,015)             (235,592)
 Mine development
 costs                       (61,592)      (457,552)           (1,284,966)
 Construction in
 progress                     (9,034)       (84,242)             (293,006)
 Deposits                           -          3,000               (7,458)
 Mining Claims                                                    (20,000)

Net cash and cash equivalents provided (used) by
investing activities        (111,420)      (635,809)           (1,841,022)

CASH FLOWS FROM
 FINANCING
 ACTIVITIES:

 Issuance of common
 stock for cash               125,000        686,975               869,475
 Proceeds from notes
 payable to related
 parties                       34,700        676,323             1,124,700
 Proceeds from notes
 payable                       85,061        140,000               746,640
 Advances from
 related parties                    -              -               294,500
Repayment of notes
 payable and advances         (5,867)              -                69,246
Proceeds from convertible
 debentures payable (includes
 related parties of
 $20,000)                     645,000              -               645,000

Net cash and cash equivalents provided (used) by
 financing activities         883,833      1,503,298             3,611,069

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                   16,416       (27,352)                17,494

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 PERIOD                         1,078         23,543                     -

CASH AND CASH
 EQUIVALENTS,
 END OF PERIOD                 17,494        (3,809)                17,494

See accompanying notes to condensed consolidated financial statements.

HERITAGE MINES, LTD.
(A Development Stage Company)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

                                                                    Period
                                                            from Inception
                          Nine Months    Nine Months        (May 14, 1992)
                                Ended          Ended               through
                           October 31     October 31            October 31
                                 1997           1996                  1997

Stock issued for services           -         24,000                25,045
Stockholders' compensation
 contributed to capital             -        131,600               131,600
Equipment exchanged for
 mining claims                      -              -                15,000
Note payable issued to
 related party for property
 and equipment                      -              -               327,000
Note payable issued for
 plant and equipment                -         31,694               106,094
Notes payable converted
 to common stock                    -        100,050               141,885
Stock issued for
 subscriptions
 receivable                         -              -               127,500
Stock issued for
 equipment                          -              -                92,969
Issuance of common stock
 in connection with
 reorganization                     -      1,713,413             1,713,413
Notes and accounts payable
 exchanged for convertible
 debentures                    35,000              -                35,000
Common stock exchanged for
 conditional notes payable          -              -                     -

See accompanying notes to condensed consolidated financial statements. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:
(October 31, 1997 - Unaudited)

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

DEVELOPMENT STAGE

From its inception (considered to be May 14, 1992 for the purpose of these condensed consolidated financial statements), to October 31, 1997, the Company has been in the development stage. The
Company has concentrated its activities to acquire, explore, claim and permit mineral properties, acquire, repair, retrofit and bring mining equipment to its intended use, develop the mineral properties to get them ready for operations and to raise capital to finance the activities described above. From inception through October 31, 1997, there have been no active mining operations, although small test runs generated minimal revenues at the end of the 1997 fiscal year.

GOING CONCERN

The Company has incurred operating losses from inception through October 31, 1997, has an accumulated deficit of $2,464,816, and negative working capital of $937,413. During the nine months ended October 31, 1997, the Company's operations used $755,997 of cash, and the Company used $111,420 of cash in investing activities. The Company's cash was provided from the issuance of 50,000 shares of common stock and issuance of notes and convertible debentures payable to related parties and others. Management expects that the Company's cash expenditures for the fiscal year ended January 31, 1998, will not be less than $1,000,000. Larger expenditures may be incurred based on the Company's development project opportunities, and available cash resources from operating cash flow and/or from additional financing.

The Company is in the process of raising between $500,000 and $1,000,000 through a private placement of convertible debt securities. As of October 31, 1997, $720,000 of the debentures has been funded. Management believes that these funds raised may allow the Company to start limited revenue generating operations in January, 1998. However, there can be no assurance additional funds will be raised or will be sufficient to support profitable operations. Additional financing will be necessary to continue operating and to start any significant development projects. No adjustments have been made to the accompanying financial statements to provide for this uncertainty.

2.      NOTES PAYABLE

        Included in notes payable in the accompanying condensed balance sheet are 10% convertible notes aggregating $600,000 to one individual that came due on September 15, 1997. Subsequent to October 31, 1997, the Company negotiated an extension agreement with the lender whereby the due date was extended to June 1, 1998. There were no other material changes to the terms of the note agreement.

STOCKHOLDERS' EQUITY

        Stock Option Plan.
        At the Company's annual stockholders' meeting on November
21, 1997, stockholders approved the adoption of the 1997 Stock
Option Plan. The Plan reserves a total of 1,500,000 shares for issuance of options to eligible persons in the form of either incentive stock options or non-statutory options. The exercise price of any incentive stock options must generally be not less that 100% of the fair market value of the stock on the date of grant of the option. The exercise price of non-statutory options must be not less that 85% of the fair market value of the stock on the date of the grant of the option. The aggregate fair market value of the stock options exercisable by any optionee during any particular calendar year may not exceed $100,000.

        Persons who own more than 10% of the outstanding stock of the Company are not eligible to receive incentive stock options under the plan unless the exercise price is at least 110% of the fair market value of the stock on the date of grant of the options, and such options are not exercisable for a period of more than five years after the date of grant.

        The Board of Directors has granted options under the new Plan for a total of 1,230,000 shares to the Company's two current outside directors and to its two current executive offices at an exercise price of $1.67 per share. In conjunction with the adoption of the Plan, the Company cancelled certain previously outstanding options.

        Settlement With Former Officers.
        During the quarter ending October 31, 1997, the Company entered into settlement agreements with two former officers that included the issuance of phantom stock contracts that provide the former officers with the right to the appreciation, if any, on an aggregate 240,000 shares of the Company's common stock above a strike price of $2.00 per share. Appreciation rights have been granted on 160,000 common shares with the remaining rights to be granted over a two-year period. If the grantee decides to exercise his rights to appreciation, the appreciation value would be paid in share of the Company's common stock.


ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS
AND PLAN OF OPERATION

PLAN OF OPERATIONS. The long-term goal of the Company is to become a self-sustaining medium sized precious metals exploration and mining Company with a solid foundation of credible reserves which can be developed and produced at costs which are in the lowest quartile of industry averages. The plan of operations of the Company for the next twelve months includes hiring additional experienced management personnel, completion of the sale of the balance of its convertible debenture offering, acquisition of interests in one or more additional mining properties, completion of financing of between $5,000,000 and $10,000,000 to provide funds needed for exploration and development of its properties, and reaching a sustaining level of cash flow from limited production on one or more of its properties. There is no assurance that the Company will be able to complete the elements of its plan.

MANAGEMENT DISCUSSION AND ANALYSIS.

As of April 28, 1997 the Company commenced a private placement offering of 15% convertible debentures intended to raise between $500,000 and $1,000,000 of bridge financing. As of October 31, $720,000 of the debentures had been funded. Although there is no assurance as to when or whether the Company will sell the remaining balance of its debenture offering, it is currently anticipated that a substantial portion will be sold during the fourth quarter to fully subscribe the offering. The proceeds of this offering are being used for payment of outstanding trade payables, providing cash resources necessary to enable the Company to proceed with acquisition of certain additional properties, and working capital needed to enable the Company to hire additional key personnel, establish needed business systems, and generally prepare itself for other financing arrangements intended to provide the funds needed to explore and develop the Bowerman Project and any additional properties it may acquire. Notwithstanding the completion of the maximum level of its debenture offering, the Company will be required to raise additional funds in the next twelve months.

During the third quarter, the Company engaged an investment banking firm to proceed with a secondary equity offering to be used for development financing and additional working capital. The Company has determined that because of the poor state of the market for junior gold equities, it is not practical to move forward with an equity offering at this time. The company is currently exploring the feasibility of a gold denominated debt financing for development of its projects. Financing in this manner would enable the Company to more rapidly get to a self-sustaining basis and preclude the need for further equity financing. This additional financing will be necessary for the Company to continue operating and to initiate any significant development projects. Failure to obtain additional financing would raise substantial doubts about the Company's ability to continue as a going concern.

On or about May 31, 1997, the Company completed the repurchase of a total of 4,034,896 shares of its common stock from a group of its founding shareholders, thereby reducing the number of issued and outstanding shares from 10,522,068 to 6,487,172. The repurchase was completed in exchange for issuance of conditional promissory notes. The notes are convertible at any time, at the option of the Company into newly issued shares of common stock. To the extent not converted by the Company, the notes are payable at the rate of $2.00 per share purchased for each 500,000 ounces of prov-en/probable gold reserves discovered on the Bowerman Project within a period of 5 years. No payments are due under the notes unless a minimum of 500,000 ounces of proven/probable gold reserves are discovered on the Bowerman Project within 5 years from the date of repurchase of the shares. No financial value was recorded on this repurchase because of the uncertainty as to the amount, if any, of payments that ultimately might be due on the conditional notes payable.

The purpose of the share roll-back plan was to reduce the number of currently issued and outstanding common shares of the Company in order to enhance the value of shares acquired by new investors in the Company.

The Company previously signed a letter of intent concerning acquisi-tion of an interest in a property known as the Lelan-Dividend Project located in Yavapai County, Arizona. The Company was not able to complete its debenture offering in time to meet initial funding require-ments for acquisition of a joint venture interest in this Project prior to expiration of the letter of intent. No additional action is expected on this Project until additional financing is obtained.

While developing and effecting its redirection and recapitalization plans, the Company suspended operations at its Bowerman Gold
Project located in Siskiyou County, California. Planning and analysis is now underway to investigate the potential for metallurgical circuit-modifications in the plant and development of a pilot stoping area in the mine which will allow for restarting production by the second quarter of 1998.

The Board of Directors has authorized management to proceed with negotiations to acquire from the Company's President a one-third interest in Bushmaster Mining, Inc. which owns the Million Mountain Project located in Guyana SA. The proposed acquisition would be financed primarily with common stock of the Company. The
Company for a management fee would manage development of the project.

Completion of at least a portion of the contemplated additional debt financing will be required to effect plans for acquisition of interests in additional projects and to restart production at the Bowerman Project and to start any further development of the proposed Million
Mountain Project.

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

ITEM 6 (a) -  Exhibit 27: Financial Data Schedule

        (b) - There have been no reports on Form 8-K for the quarter ending October 31, 1997.
Signatures

In accordance with the requirements of the Exchange Act, the regis-trant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heritage Mines, Ltd.
(Registrant)

By:/s/ ____________________________________
        Gregory B. Sparks
        President, CEO and Director

Date: December 19, 1997