Form 10KSB
period 1998-01-31
HERITAGE MINES LTD
filed 1998-05-14
CIK 943447

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                Form 10-KSB


(Mark One)
X   Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended January 31, 1998.

___ Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ___ to ___.

Commission File No:   0-25798

                           HERITAGE MINES, LTD.
                  (Name of small business in its charter)

Colorado                                         84-1293168
(State or other jurisdiction                 (IRS Employer
of Incorporation)                            Identification No.)


1199 Main Avenue, Suite 221
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

State issuer's revenue for its most recent fiscal year: $13,749.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $ 608,603 as of April 28, 1998.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,487,172 as of April 28, 1998.

(Documents incorporated by reference.) If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

Transitional Small Business Disclosure
Format:
Yes ____  No   X

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

       The Company is a junior gold exploration/mining company in its development stage. The Company was incorporated under the laws of the State of Colorado on January 19, 1995, and acquired Heritage Gold Mines, Inc., a Nevada corporation, and its wholly-owned subsidiaries, WAZCO, Inc., and GWZ Management Company,
Inc., in exchange for authorized but previously unissued common stock on March 6, 1996. As of the end of its fiscal year ending January 31, 1998, the Company's sole mining property, the Bowerman Project, located in Siskiyou County, California, remained in the developmental stage. At that time, approximately 2,500 linear feet of underground mine development had been completed, installation of major plant machinery was substantially complete, and limited test operations had been conducted. The development process was suspended at the Bowerman Project in early 1997 due to a lack of funding.

       The Company's plan of operations that is dependent on its ability to obtain additional equity and/or debt capital is to develop the Company into a self-sustaining, medium sized precious metals exploration and mining firm. Its goal is to achieve a solid foundation of credible reserves which can be developed and produced at costs positioned in the lowest quartile of industry performance, to maximize shareholder value.

History

       In 1987, Mr. Mark Gavard, then a director of the Company, discovered high grade gold occurrences near historic (Circa mid-late 1800's) gold mines in the mountainous terrain of Siskiyou County, located in Northern California. The Bowerman Project, as it is known, is situated in the Knownothing Creek Mining District approximately eight miles south of Forks of Salmon between Knownothing Creek and Bowerman Mountain. Heritage Mines, Ltd. predecessor companies were formed by Mr. Gavard and his associates beginning in 1988 to explore and develop the mineral resources of the Bowerman Project. From 1988 to 1994, Mr. Gavard dedicated himself to exploration of the property, development of infrastructure, and acquisition of necessary regulatory permits.

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

       Heritage Mines, Ltd. subsequently issued more common shares to raise additional capital of $756,975 to pursue further exploration and development of the Bowerman Project. Also, existing shareholders contributed compensation and received common stock for services aggregating $155,600 during the fiscal year 1997.

       In addition to the equity financing, the Company entered into various debt financing arrangements during fiscal 1997 and early 1998 with related parties and others to fund current operations and to develop the Bowerman Project. These debt financing arrangements included $600,000 of convertible notes which are currently due June 1, 1998 and are convertible at the option of the lender into common shares at a price of $1.06 per share.

       During the fiscal year ended January 31, 1997, the Company engaged the services of James W. Cooksley, a Registered Professional Geologist to conduct a surface and underground geo-chemical evaluation program, and to prepare a mineral resource analysis and report. The report prepared by Mr. Cooksley, which was initially completed in November, 1996, reported estimated proven/probable reserves subject to an analysis of economic viability. Subsequent to November, 1996, the Company completed an analysis of economic viability in support of characterization of the resource identified in the geologist's report as ore.

       With the capital raised through the aforementioned equity and debt offerings, the Company continued, until March 1997 to explore and develop the Bowerman Property and to take steps believed to be necessary to complete the construction of a small processing plant on the property. The Company has completed approximately 2,500 feet of underground development and sampling, and completed the construction of a small processing plant with crushing, grinding and gravity separation circuits a short distance from the mine portal. During the fiscal year ending January 31, 1997, the plant was used to process a limited tonnage of feed material from the underground development work and demonstrated a capability of processing approximately 2.5 tons per hour. The Company was not successful in achieving a sustaining level of production from the Bowerman Project and was forced to suspend further underground development work in early fiscal 1998 when its cash resources became depleted.

       During the first six months of fiscal 1998, the Company hired a new Chief Executive Officer, a new Vice President of Operations, developed a restructuring and recapitalization plan, initiated efforts to raise additional working capital and moved its corporate office to Durango, Colorado. The Company commenced a private placement offering of 15% convertible debentures intended to raise between $500,000 and $1,000,000 of bridge financing. As of January 31, 1998, $925,000 of the debentures had been funded. The proceeds of this offering were used to satisfy existing trade payables, hire additional management personnel, establish business systems and prepare for other long term financing arrangements needed to fund development projects. In addition, the Company completed the reacquisition of 4,034,896 shares of its common stock from a group of its founding shareholders, reducing the number of issued and outstanding shares to 6,487,172. The reacquisition was completed in exchange for contingent promissory notes (For more information, see
Note 7 of the Notes to the Consolidated Financial Statements included herein under Item 7. Financial Statements). The purpose of this share roll-back was to reduce the number of common shares outstanding in order to enhance the value of shares that might be acquired by new investors.

       In September 1997, the Company's Board of Directors authorized management to proceed with the acquisition from Mr. Gregory B. Sparks, the Company's President and CEO, of his one-third interest in Bushmaster Mining Company, Inc. (Bushmaster), a Guyana S.A. joint stock company. Bushmaster has the gold mining rights for the concessions at the Million Mountain Project located in Guyana S.A. Preliminary terms of the proposed acquisition are summarized in Note 4 of Notes to the Consolidated Financial Statements included herein under Item 7. Financial Statements. In connection with the proposed acquisition and to further development of the project, the Company provided financing for a drilling program and advanced certain operating funds to Bushmaster aggregating $135,503 during the fourth quarter of fiscal 1998. Consummation of the proposed transaction and recovery of these deferred acquisition costs are dependent on the Company's ability to obtain additional financing and reaching a definitive agreement with the Company President.

       The Company determined during the last quarter of fiscal 1998 that the planned secondary offering to be used for working capital and development financing was not practical because of the poor state of the market for junior gold equities. The Company is currently in discussions with several different parties to obtain debt and/or equity financing. This financing is necessary for the Company to continue operating and to initiate any significant development projects.

Employees

       As of January 31, 1998, the Company employed 4 full time persons. The Company's future success depends in significant part upon the continued service of its key senior management personnel. The Company has no collective bargaining agreements and believes its relations with employees are good.

ITEM 2.        DESCRIPTION OF PROPERTY.

       During the fiscal year 1998, the Company moved its corporate headquarters to Durango, Colorado. In connection therewith, it entered into a new five-year operating lease agreement for 2,550 square feet of office space with a base rent of $2,975 per month beginning August 1, 1997. The Company negotiated a settlement, including cancellation, of its prior lease for office space in Newport Beach, California.

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

       The property consists of thirty-one un-patented lode mining claims. As of January 31, 1998, underground development consisting of approximately 2,500 feet of drift on vein and cross-cutting had been completed through one mine portal. A mill and its ancillary facilities is located on the property. The mill operation includes crushing, grinding, screening and concentrating equipment, as well as gold refining equipment. Other facilities include a sawmill, explosive magazine and mine surface buildings.

ITEM 3.        LEGAL PROCEEDINGS.

       On or about March 3, 1998, a judgement in the amount of $86,640.19, plus interest, was entered against the Company in the Circuit Court of the 18th Judicial District, DuPage County, Illinois, in the matter of Charles P. Zapotocky, Jr., et al. V. Heritage Mines,
Ltd., WAZCO, Inc., Mark E. Gavard and John W. Zane, Case No.
97L-00224.  The plaintiffs in the action include Charles P.
Zapotocky, Jr., the former Chief Financial Officer of WAZCO, Inc.
The suit seeks collection of certain promissory notes that were issued by WAZCO, Inc., a wholly-owned subsidiary of the Company. The
Company does not dispute the amounts due under the promissory notes (principal amount of $119,758 as of January 31, 1998) and intends to satisfy the judgement from additional financing currently being sought.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

       At the Company's annual meeting held on Friday, November 21, 1997, the Company's shareholders elected five directors as recommended in the Proxy Statement, approved adoption of the 1997 Stock Option Plan, and ratified appointment of the Company's independent auditors.

       The five directors elected at the annual meeting were Gregory
G. Sparks, Peter Wilson, Douglas Drumwright, Gary S. Joiner, and Robert K. Hanson. A total of 2,611, 336 votes were cast in favor of election of each of the directors and a total of 200 votes were withheld from voting int he election of each of the directors.

       In the vote for approval of adoption of the 1997 Stock Option Plan, a total of 2,564,293 votes were cast in favor of adoption, 44,018 votes were cast against adoption, 200 shares abstained, and there were 3,025 broker non-votes.

       In the vote for approval of the appointment of the Company's independent auditors, a total of 2,591,536 votes were cast in favor of appointment and 20,000 shares abstained.


                                  PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

       There is currently a limited public trading market for the Company's securities on the OTC Bulletin Board. Trading in the Company's shares commenced on or about September 13, 1996. The following table sets forth, for each period indicated, the range of high and low bid information:

1998                                  High                  Low
First quarter                        4.50                   2.87
Second quarter                       2.00                   1.00
Third quarter                        2.00                   1.50
Fourth quarter                       1.75                    .25

1997
Third quarter                        6.00                   5.00
Fourth quarter                       5.50                   3.50

       The information regarding high and low bid prices is based upon over-the-counter market quotations which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

       No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

       There were approximately 450 holders of record of the Company's common stock as of January 31, 1998.


ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION.

OVERVIEW.

       The Company's consolidated balance sheet as of January 31, 1998, reflects total assets of $2,298,278, the most significant component of which is property, equipment and mine development costs of $2,064,128. The balance sheet as of January 31, 1998 also reflects negative working capital of $2,023,974, a deficit accumulated during the development stage of $2,777,417, and total stockholders' equity of $211,970.

       As of January 31, 1997, the Company's consolidated balance sheet reflected total assets of $2,131,210, the most significant component of which was property, equipment and mine development costs of $2,061,539. The balance sheet as of January 31, 1997 also reflected negative working capital of $919,723, a deficit accumulated during the development stage of $1,688,113, and total stockholders' equity of $1,176,274.

       Operating revenues for fiscal year ended January 31, 1998 were $13,749 as compared to $23,274 for the fiscal year ended
January 31, 1997. Revenues for both years resulted from limited test runs.

       The changes in financial condition of the Company from February 1, 1997, to January 31, 1998, are consistent with the development stage activities which the Company carried on during that period. Such activities primarily included capital raising efforts through various equity and debt private placement offerings, and the expenditure of such funds for general and administrative expenses and for costs associated with development of the Bowerman Project and other investing activities.

       The Company raised a total of $1,070,700 from its various financing activities during the fiscal year ended January 31, 1998, including $125,000 from the sale of stock and $945,700 in proceeds from the issuance of notes and convertible debentures payable to related parties and others. General and administrative expenses, including, but not limited to officer and employee compensation, the cost of maintaining the corporate headquarters and legal and accounting fees, totaled $896,200 for fiscal 1998 compared to $1,299,916 for fiscal 1997. Net cash used to fund operating activities was $808,897 for fiscal 1998.

       In addition to funding operating activities during fiscal 1998, cash of $193,772 was used to purchase property and equipment and fund Bushmaster deferred acquisition costs of $135,503.

       Effective May 30, 1997, the Company completed the reacquisition of 4,034,896 shares of its common stock from a group of its founding shareholders, reducing the number of issued and outstanding shares to 6,487,172. The reacquisition was completed in exchange for contingent promissory notes (see Note 7 of Notes to Consolidated Financial Statement included under Item 7. Financial Statements). The purpose of this share roll-back was to reduce the number of common shares outstanding in order to enhance the value of shares that might be acquired by new investors.

LIQUIDITY AND CAPITAL RESOURCES

       As of January 31, 1998, the Company had depleted all of its operating capital and had a working capital deficit of $2,023,974. This includes classifying $925,000 of convertible debentures as a current liability because the Company is in technical default of its debenture agreement as a result of its failure to raise additional working capital of at least $2,000,000 by January 31, 1998, as required by the terms of that agreement. As long as the default exists, the debenture holders have the right to declare the entire principal and accrued interest thereon immediately due and payable. No debenture holders have made payment demand to the Company.

       Although the Company raised significant funds during the fiscal year ended January 31, 1998, these funds were necessary to pay outstanding trade payables, to hire key management personnel, establish necessary business systems, relocate the corporate office and generally prepare for a secondary offering or other financing arrangements to provide necessary funds for additional working capital and development activities.

       The Company is currently engaged in discussions with several parties regarding additional equity and/or debt financing. Such discussions have included the possible merger or sale of all or part of the Company. At this time, such discussions are preliminary, and there can be no assurances the Company will be able to obtain additional financing. The additional financing will be necessary for the Company to continue operating and to initiate any significant development projects. Failure to obtain additional financing would raise substantial doubts about the Company's ability to continue as a going concern. The Independent Auditors' report on the 1998 consolidated financial statements includes an explanatory paragraph with respect to this uncertainty (see Item 7. Financial Statements).

PLAN OF OPERATIONS.

       The long-term goal of the Company is to become a self-sustaining, medium sized precious metals exploration and mining company that has a solid foundation of credible reserves which can be developed and produced at a low cost. The plan of operations of the Company for the next twelve months is to obtain additional financing in order to operate and to provide funds necessary for the exploration and development of its Bowerman and Bushmaster projects. As indicated previously, there can be no assurance that the Company will be able to obtain additional financing that will enable it to complete its plan of operations.

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

ITEM 7.        FINANCIAL STATEMENTS.

                           HERITAGE MINES, LTD.
                       (A Development Stage Company)


                     CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended January 31, 1998, 1997 and
           For the Period from Inception (May 14, 1992) through
                             January 31, 1998

HERITAGE MINES, LTD.
                       (A Development Stage Company)


INDEX TO FINANCIAL STATEMENTS
Independent Auditors' Report                               13

Consolidated Balance Sheet                                 15

Consolidated Statements of Operations                      17

Consolidated Statements of
   Stockholders' Equity                                    18

Consolidated Statements of Cash Flows                      22

Notes to Consolidated Financial Statements                 25

                       INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Heritage Mines, Ltd.
(A Development Stage Company)
Durango, Colorado

We have audited the accompanying consolidated balance sheet of Heritage Mines, Ltd. (A Development Stage Company) as of January
31, 1998, and the related consolidated statements of operations, cash flows, and stockholders' equity, for the years ended January 31, 1998, 1997 and for the period from inception (May 14, 1992) through January 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Mines, Ltd. (A Development Stage Company) as of January
31, 1998 and the results of its operations and its cash flows for the years ended January 31, 1998, 1997 and for the period from inception (May 14, 1992) through January 31, 1998, in conformity with generally accepted accounting principles.

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


/s/
RAIMONDO PETTIT GROUP
Torrance, California
April 11, 1998

HERITAGE MINES, LTD.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
January 31, 1998

ASSETS

Current assets:
  Cash and cash equivalents                    42,629
  Other                                         1,500
    Total current assets                       44,129

Property, equipment and mine
  development costs, at cost
  net of accumulated depreciation
  (Notes 3 and 6)                           2,064,128

Other assets:
  Bushmaster deferred
  acquisition costs (Note 4)                  135,503
  Restricted cash (Note 5)                     17,880
  Deposits                                      1,638
  Mining claims (Note 3)                       35,000

    Total other assets                        190,021
    Total Assets                            2,298,278

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable (Note 8)                   148,434
  Accrued expenses and other
    liabilities (Note 8)                      241,681
  Notes payable current maturities
    of long-term debt (Note 6)                152,988
  Convertible note payable (Note 6)           600,000
  Convertible debentures (including
    related parties of $320,000)
    (Note 6)                                  925,000
    Total current liabilities               2,068,103

Long-term debt (Note 6)                        18,205
    Total liabilities                       2,088,308

Stockholders' Equity (Notes 4, 6, 7, 10 and 11):
  Preferred stock; no par value;
    authorized 10,000,000 shares,
    no shares issued and outstanding
  Common stock, $.0025 stated value;
    authorized 100,000,000 shares,
    issued and outstanding
    6,487,172 shares                           16,218
  Additional paid-in capital                2,973,169
  Deficit accumulated during the
    development stage                     (2,777,417)
    Total stockholders' equity                211,970
  Commitments and contingencies
(Notes 6, 7, and 10)
    Total liabilities and stockholders'
    equity                                  2,298,278

See accompanying notes to consolidated financial statements.

HERITAGE MINES, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Period from
                                                             Inception
                               Year ended     Year ended     (May 14, 1992)
                               January 31,    January 31,    through
                               1998           1997           January 31, 1998

Operating revenues              13,749         23,274                 67,019

Operating costs
  General and
    administrative             896,200      1,299,916              2,686,727
  Depreciation                  61,501         75,505                213,169

Total Operating Costs          957,701      1,375,421              2,899,896

Loss from operations         (943,952)    (1,352,147)            (2,832,877)

Other income (expense):
 Interest expense, net
  (Note 8)                   (145,352)       (26,770)              (181,750)
 Other income                        -              -                237,210
Total other income
 (expense)                   (145,352)       (26,770)                 55,460

Net loss                   (1,089,304)    (1,378,917)            (2,777,417)

Basic and diluted net
 loss per share                     (0.14)          (.15)                 (1.00)

Weighted average
 common shares
 outstanding                 7,821,092      8,936,241              2,786,131

See accompanying notes to consolidated financial statements.

HERITAGE MINES, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY

(page 1 of 2)

                                      Common Stock                Additional
                               Shares                                Paid-In
                               Issued         Amount                 Capital
Issuance of WAZCO common
 stock, May 14, 1992            25,000         25,000                180,469
Net loss for the period              -              -                      -
Balance, January 31, 1993       25,000         25,000                180,469

Issuance of GWZ common
 stock, April 26, 1993          15,000         15,000                      -
Net income for the year              -              -                      -
Balance, January 31, 1994       40,000         40,000                180,469
Net loss for the year                -              -                      -
Balance, January 31, 1995       40,000         40,000                180,469

Issuance of Heritage Gold
 Mines common stock,
 July 21, 1995, at par
 ($.001 per share)             310,000            310                      -

Issuance of WAZCO common
 stock for legal services          735            735                      -
Net loss for the year                -              -                      -
Balance, January 31, 1996      350,735         41,045                180,469

Net effect on common stock
 to account for reverse
 acquisition                 3,083,265       (32,460)                 32,460

Issuance of common stock in
 connection with the
 Reorganization,
 March 6, 1996               6,566,000         16,415              1,696,998

Issuance of common stock       293,125            733                631,242

Conversion of debt to
 common stock                  170,943            427                141,458

Issuance of common stock
 for compensation                8,000             20                 23,980

Contribution of
 compensation by
 stockholders                        -              -                131,600

Net loss for the year                -              -                      -
Balance,
 January 31, 1997           10,472,068         26,180              2,838,207

Issuance of
 common stock                   50,000            125                124,875
Redemption of common
 stock in connection with
 roll-back plan            (4,034,896)       (10,087)                 10,087
Net loss for the year                -              -                      -
Balance
  January 31, 1998           6,487,172         16,218              2,973,169

See accompanying notes to consolidated financial statements.

HERITAGE MINES, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
(page 2 of 2)

                               Deficit Accumulated                     Total
                               During the                      Stockholders'
                               Development Stage            Equity (Deficit)
Issuance of WAZCO common
 stock, May 14, 1992                         -                       205,469
Net loss for the period                (9,889)                       (9,889)
Balance, January 31, 1993              (9,889)                       195,580

Issuance of GWZ common
 stock, April 26, 1993                       -                        15,000
Net income for the year                 86,655                        86,655
Balance, January 31, 1994               76,766                       297,235

Net loss for the year                 (30,797)                      (30,797)
Balance, January 31, 1995               45,969                       266,438

Issuance of Heritage Gold
 Mines common stock,
 July 21, 1995, at par
 ($.001 per share)                           -                           310

Issuance of WAZCO common
 stock for legal services                    -                           735
Net loss for the year                (355,165)                     (355,165)
Balance, January 31, 1996            (309,196)                      (87,682)

Net effect on common stock
 to account for reverse
 acquisition                                 -                             -

Issuance of common stock in
 connection with the
 Reorganization,
 March 6, 1996                               -                     1,713,413

Issuance of common stock                     -                       631,975

Conversion of debt to
 common stock                                -                       141,885

Issuance of common stock
 for compensation                            -                        24,000

Contribution of
 compensation by
 stockholders                                -                       131,600

Net loss for the year              (1,378,917)                   (1,378,917)
Balance,
 January 31, 1997                  (1,688,113)                     1,176,274

Issuance of
 common stock                                -                       125,000
Redemption of common
 stock in connection with
 roll-back plan                              -                             -
Net loss for the year              (1,089,304)                   (1,089,304)
Balance
  January 31, 1998                 (2,777,417)                       211,970

See accompanying notes to consolidated financial statements.

HERITAGE MINES, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF
CASH FLOWS

                                                             Period from
                                                             Inception
                               Year ended     Year ended     (May 14, 1992)
                               January 31,    January 31,    through
                               1998           1997           January 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                   (1,089,304)    (1,378,917)            (2,777,417)

Adjustments to reconcile net loss to
 net cash used in operating activities:

Depreciation                    61,501         75,505                213,169
Common stock issued for
 services                            -         24,000                 25,045
Stockholders' compensation
 contributed to capital              -        131,600                131,600
Convertible debentures
 and notes payable issued
 for services including
 $41,000 to related parties    101,000              -                101,000

Changes in operating assets and liabilities:

Other current assets             6,755         15,346                (1,500)
Accounts payable, accrued
 expenses and other
 liabilities                   111,151        213,483                520,530
Net cash used in operating
 activities                  (808,897)      (918,983)            (1,787,573)

Cash flows from investing activities:

Purchase of property and
 equipment                    (47,846)      (107,738)              (242,644)
Mine development costs         (7,209)      (847,526)            (1,230,583)
Construction in progress       (9,034)      (124,037)              (293,006)
Bushmaster deferred
 acquisition costs           (135,503)              -              (135,503)
(Increase) decrease in
 other assets                    5,820          3,000               (39,518)

Net cash used in investing
 activities                  (193,772)    (1,076,301)            (1,941,254)

Cash flows from financing activities:
 Issuance of common stock
  for cash                     125,000        631,975                869,475
 Proceeds from notes
  payable to and advances
  from related  parties        109,700        716,323              1,494,200
 Proceeds from convertible
  and other notes payable       75,000        625,000                736,640
 Proceeds from convertible
  debentures, including
  related parties of
  $215,000                     761,000              -                761,000
 Repayment of notes
  payable and long-term
  debt                         (5,780)          (479)               (54,659)
 Repayment of notes payable
  to and advances from
  related parties             (20,700)              -               (35,200)

Net cash provided by
 financing activities:       1,044,220      1,972,819              3,771,456

Net increase in cash
 and cash equivalents
 for the year                   41,551       (22,465)                 42,629

Cash and cash equivalents
 beginning of year               1,078         23,543                      -

Cash and cash equivalents
 end of year                    42,629          1,078                 42,629

Supplemental schedule of
 noncash investing and
 financing activities:

 Stock issued for services           -         24,000                 25,045
 Stockholders' compensation
  contributed to capital             -        131,600                131,600
 Equipment exchanged for
  mining claims                      -              -                 15,000
 Note payable issued to
  related party for
  property, equipment and
  mine development costs             -              -                327,000
 Notes payable issued for
  property and equipment             -         31,694                106,094
 Notes payable converted
  to common stock                    -        141,885                141,885
 Stock issued for
  subscriptions
  receivable                         -              -                127,500
 Stock issued for
  equipment                          -              -                 92,969
 Notes payable exchanged for
  convertible debentures, all
  involving related parties     89,000              -                 89,000
 Accrued interest capitalized
  on notes payable              33,119              -                 33,119
 Issuance of stock
  in connection with the
  Reorganization                     -      1,713,413              1,713,413
 Common stock exchanged for
  contingent notes payable           -              -                      -

See accompanying notes to consolidated financial statements.

HERITAGE MINES, LTD.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND DESCRIPTION OF BUSINESS

Heritage Mines, Ltd.

Heritage Mines, Ltd., ("the Company" or "Heritage") was incorporated under the laws of the State of Colorado on January 19, 1995. On March 6, 1996, Heritage Mines, Ltd. acquired all the outstanding shares of Heritage Gold Mines, Inc. Because Heritage Mines, Ltd. was a non-operating shell, and considering that the former stockholders of Heritage Gold Mines, Inc. controlled Heritage Mines, Ltd. after the acquisition, this business combination was ac-counted for as a reverse acquisition.

Prior to its merger with Heritage Gold Mines, Inc., Heritage Mines, Ltd. had no full time employees, owned no real property and was formed for the purpose of seeking out business opportunities. Under the purchase method, the $125,000 goodwill generated by the alloca-tion of the purchase price (mainly acquisition expenses) was complete-ly amortized and is included in general and administrative expenses in the fiscal 1997 Statement of Operations.

In connection with the merger with Heritage Mines, Ltd., Heritage
Gold Mines, Inc. acquired 100% of the stock of WAZCO, Inc. and GWZ Management Company, Inc. from the common stockholders, and several notes payable to stockholders and related parties were contributed to capital (the "Reorganization") (Note 7). The exchange of shares between the companies under common control was accounted in a manner similar to a pooling of interests.

Description of Business

The Company is developing the business to mine, mill and refine gold ore from its unpatented mining claims. Final product will consist of dore bullion bars and gold concentrates.

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

Development Stage

From its inception (considered to be May 14, 1992 for the purpose of these consolidated financial statements), to January 31, 1998, the Company has been in the development stage. The Company has concentrated its activities to acquire, explore, claim and permit mineral properties, acquire, repair, retrofit and bring mining equipment to its intended use, develop the mineral properties to get them ready for operations and to raise capital to finance the activities described above. From inception through January 31, 1998, there have been no active mining operations, although small test runs generated minimal revenues.


Going Concern

The Company has incurred operating losses from inception through January 31, 1998, has an accumulated deficit of $2,777,417, and negative working capital of $2,023,974. The Company's cash during fiscal 1998 was provided from the issuance of 50,000 shares of common stock and issuance of notes and convertible debentures payable to related parties and others. Management expects that the Company's cash expenditures for the fiscal year ended January 31, 1999, will not be less than $600,000. Larger expenditures may be incurred based on the Company's development projects and available cash resources from operating cash flow and/or from additional financing.

In order to continue operating and to start any significant development projects, the Company will require additional financing. The
Company is in discussions with several different parties to obtain debt and/or equity financing. However, there can be no assurances that additional funds can be raised. No adjustments have been made to the accompanying financial statements to provide for this uncertainty.


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Heritage Mines, Ltd. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Management's Estimates

In conformity with generally accepted accounting principles, the preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions that may be undertaken in the future, actual results may ultimately differ from these estimates.

Cash and Cash Equivalents and Supplemental Cash Flow Information

Cash and cash equivalents consist of all cash balances and highly liquid investments with an initial maturity of three months or less.

Income taxes and interest paid for all periods presented were not significant.

Fair Value of Financial Instruments

The carrying value of financial instruments included in current assets and liabilities approximates fair value because of their short maturity. The carrying value of long-term debt approximates fair value since these instruments bear rates consistent with current market interest rates.

Inventories

It is the Company's policy to state ore and in-process inventories and materials and supplies at the lower of average cost or net realizable value. Precious metals are stated at market value. Because there were no active operations, there was no inventory at January 31, 1998.


Property, Plant, Equipment and Mine Development Costs

Expenditures for new property, plant and equipment or expenditures which extend the useful lives of existing assets are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over their estimated productive lives, which range from five to ten years.

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including the costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized. Such costs and estimated future development costs will be amortized using a unit-of-production method over the estimated life of the ore body. No amortization was recorded for all years presented as there have been no active mining operations from inception to January 31, 1998.

Interest expense allocable to the cost of developing mining properties and to constructing new facilities is capitalized until operations com-mence. Interest capitalized for all periods presented was insignificant.

Expenditures for maintenance and repairs are charged to expense as incurred.

Mining Operations

Mining revenues are recognized upon passage of title of the gold. In general, mining costs are charged to operations as incurred.

Estimated future reclamation and mine closure costs are based princi-pally on legal and regulatory requirements and are accrued and charged over the expected operating lives of the Company's mines using a unit-of-production method. No costs have been accrued to date because there have been no active mining operations from inception to January 31, 1998.

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

Issuance of Stock for Services

Shares of the Company's common stock issued for services are recorded in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations", and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation
("SFAS 123"), at the fair market value of the stock issued or the fair market value of the services provided, whichever value is the more clearly evident.


Stock Compensation Plan

SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue accounting for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for
Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price. In accordance with the requirements of SFAS No. 123, the Company provides pro forma disclosure of net income (loss) and income (loss) per share as if the fair value method under the Statement had been applied.

Net Loss per Common Share

The Company adopted SFAS No. 128, "Earnings per Share," in fiscal
1998.   This Statement requires the presentation of both basic net income (loss) per share and diluted net income (loss) per share in the financial statements.

Basic net loss per common share is computed by dividing net loss by the weighted average number of outstanding common shares during the periods presented. For purposes of SFAS No. 128, basic loss per share and diluted loss per share are the same amount as the impact of additional common shares that might have been issued under the Company's stock option plan, warrants, stock appreciation rights and convertible debt would be anti-dilutive.

Reclassification

Certain prior period amounts have been reclassified to conform with the current year presentation.

3.     PROPERTY, EQUIPMENT AND MINE DEVELOPMENT
AND MINING CLAIMS

The following is a breakdown by asset classification:

                                     January 31, 1998
Mine equipment                                377,195
Mine development                            1,230,583
Construction in progress                      620,006
Office furniture and equipment                 47,846
                                            2,275,630
Less accumulated depreciation               (211,502)
TOTAL                                       2,064,128

The Company's facilities, deposits, and claims are located in the Knownothing Creek Mining District at the Forks of Salmon in North-ern California. The Company pays annual fees of a nominal amount to the Federal Bureau of Land Management for the rights to use such land to develop and extract minerals. At January 31, 1998, there are thirty-one claims in various stages of exploration and development, valued at cost of $35,000.

Mine development costs are capitalized to the extent they are recover-able from future mining operations, assuming the Company will continue as a going concern. The analysis of cost recovery is based on estimated ore reserves that are considered to be economically recoverable. Because of the inherent uncertainties surrounding the determination of such estimates, it is possible that estimated reserves may change, and the mine development costs may not be entirely recoverable.

Construction in progress consists of a mill and its ancillary facilities, which are connected by Company-improved roads to various claims and operational mining locations. The mill operation includes crushing, grinding, separation shaker screen and concentration equipment, and a furnace house, saw mill house, and dynamite storage house.

4.     BUSHMASTER MINING, INC., DEFERRED ACQUISITION
COSTS.

During the fiscal year 1998, the Company's Board of Directors authorized management to proceed with the acquisition from the Company's President of his one-third interest in Bushmaster Mining, Inc. (Bushmaster), a Guyana S. A. joint stock company. Bushmaster, which is also in the development stage, has the gold mining rights for the concessions at the Million Mountain Project located in Guyana S.
A. Preliminary terms approved by the Board are summarized as follows:

       1. Consideration for acquisition of the one-third interest from the Company's President would be 1,100,000 shares of the Company's common stock that would be issued upon commencement of commercial gold production and $200,000 cash to be paid one-half upon completion of a definition drilling program and one-half upon commencement of commercial production.

       2. The Company would provide a working capital loan of $50,000 to Bushmaster to be secured by a pledge of one-third of the issued stock of Bushmaster and to be repaid on a priority basis from operating cash flow of Bushmaster.

       3. The Company would provide development financing of $2,000,000 to Bushmaster following successful completion of due diligence and receipt by the Company of additional financing in an amount not less than $2,500,000. The development loan would be secured by all assets of Bushmaster.

       4. The Company would execute a management agreement with Bushmaster whereby the Company will agree to manage the business operations of Bushmaster for a management fee equal to the Company's costs in providing such management.

In connection with the proposed acquisition and to further development of the Project, the Company provided financing for a drilling program and advanced certain operating funds to Bushmaster during the fourth quarter of fiscal 1998. These costs are reflected as Bushmaster deferred acquisition costs on the consolidated balance sheet. While the Company and its President intend to move forward with the acquisition, consummation of the acquisition and recovery of the deferred acquisition costs are dependent on the Company's ability to obtain additional financing and reaching a definitive agreement with the President.

5.     RESTRICTED CASH

As of January 31, 1998, the Company had $17,880 in restricted cash to serve as collateral for several U.S. Forest Service reclamation bonds. The bonds are required to insure reclamation and stabilization of surface resources, and are subject to yearly changes in the Company's operations and costs of reclamation and erosion control.

6.     NOTES PAYABLE, CONVERTIBLE DEBT AND LONG-
TERM DEBT

Notes Payable

Notes payable includes demand notes at 10% interest to four individuals with an aggregate principal balance of $119,758 at January 31, 1998 (including $69,513 to a related party). After making demand for payment during fiscal 1998, the note terms were renegotiated whereby the notes, including accrued interest, were due October 31, 1997, and existing unpaid interest was added to the note balances. The notes are secured by certain mining assets of the Company and are guaranteed by a principal stockholder and former director of the Company. The notes were not paid on October 31, 1997 because of the lack of funding and are currently past due. The Company agreed to issue the borrowers 59,879 of its Class A warrants to delay any legal action for non-payment on or before January 31, 1998. The Class A warrants were issued subsequent to January 31, 1998. In March, 1998, the borrowers filed a judgement in an Illinois Circuit Court seeking payment of amounts due plus attorney fees and costs. The Company does not dispute the amounts due under the notes and intends to satisfy these obligations when and if additional financing is obtained.

During the fiscal year 1998, the Company reached settlement with a former officer that included the issuance of an unsecured promissory note to the former officer of $26,000. The note is non-interest bearing and is due in full on its first anniversary (September 26, 1998) or within thirty days of the Company's receipt of funds in the amount of not less than $3,000,000 from its contemplated equity offering, whichever is sooner. This note is included in notes payable in the accompanying consolidated balance sheet.

Long-term Debt

Long-term debt consists of 8.5% notes payable to a bank with a remaining principal balance of $25,435, and have a combined monthly payment of $649, including interest. The notes which are collateralized by equipment mature on December 15, 2001. The current portion of the notes amounted to $7,230 at January 31, 1998.


Convertible Note Payable

The convertible note with a principal balance of $600,000 at January
31, 1998 is payable to an individual and bears an interest rate of 10%. The note is convertible into the Company's common stock at $1.06 per share and is secured by a deed of trust on one of the Company's mining claims and by certain other Company assets and production from mining claims. Certain note terms were renegotiated during fiscal 1998 whereby the maturity date of October 30, 1997 for payment of principal and interest was extended to June 1, 1998. In exchange for the extension, the note holder is entitled to an additional 100,000 shares of the Company's common stock if the note is not paid in full on or before June 1, 1998. Due to the redemption of certain Company stock during the year, the conversion price was reduced from $1.25 to $1.06 per share.

Convertible Debentures

On April 28, 1997, the Company commenced a private placement offering of 15% convertible debentures intended to raise between $500,000 and $1,000,000 of bridge financing. As of January 31, 1998, $925,000 of the debentures had been funded. The debentures are due twenty-four months after date of issue and interest accrues from one year from the date of issue, or until redemption or conversion, if earlier. Thereafter, until maturity, interest will be paid quarterly. The debentures can be redeemed at the option of the Company at a price equal to 100% of the original purchase price.
The debenture holder has the right, at any time six months following date of issuance to convert, in whole or part, into common stock of the Company. The conversion price is $1.25 per share until the first anniversary date of the debenture and thereafter is $2.50 per share
(see Note 11). All attachable assets of the Company secure the debentures.

If any Events of Default (Default) occur as specified in the debenture agreement, debenture holders may, so long as the condition exists, declare the entire principal and accrued interest thereon immediately due and payable, by notice to the Company. As of January 31, 1998, the Company was in technical Default of paragraph 4(F) of the agreement that required the Company to obtain additional working capital (exclusive of working capital obtained through the sale of the debentures) of not less than $2,000,000 by January 31, 1998. This additional working capital has not been obtained. Although no debenture holders have notified the Company of their intent to demand payment of principal and interest, the debentures have been classified as a current liability in the accompanying consolidated balance sheet because of the Default.

7.     STOCKHOLDERS' EQUITY

Share Redemption Agreement and Contingent Promissory Notes

In connection with a Share Redemption Agreement (Agreement) dated
May 30, 1997, the Company reacquired 4,034,896 shares of its common stock from a group of its founding shareholders, thereby reducing the number of issued and outstanding shares from 10,522,068 to 6,487,172. The shares were reacquired in exchange for the issuance of contingent promissory notes with an aggregate base principal value of $8,069,792 (equal to $2.00 per common share redeemed). The notes which are non-interest bearing are convertible at any time, at the option of the Company, into newly issued shares of common stock. To the extent not converted by the Company, the notes are payable at the rate of $2.00 per share purchased for each 500,000 ounces of proven/probable gold reserves discovered on the Bowerman Project within five years. No payments are due under the notes unless a minimum of 500,000 ounces of proven/probable gold reserves are discovered at the Bowerman Project within five years from the date of reacquisition of the shares.

The number of shares to be issued upon conversion is determined by dividing the adjusted principal amount of the notes by an amount equal to 75% of the market price of the common stock of the Company as of the conversion date. The adjusted principal balance of the note is calculated by multiplying the base principal amount of the note by a fraction, the numerator of which is the number of ounces of proven/probable gold reserves and the denominator is 500,000.

In connection with the reacquired common shares, the Company considered its existing financial condition and the limited trading of its stock and assigned a nominal value to the redeemed stock. In reaching this decision, Company management also considered the contingent nature of the notes and the uncertainty as to the amount, if any, of payments that might eventually be due. The Company concluded that, at this time, no value should be ascribed to the contingent notes or redeemed stock in the accompanying consolidated balance sheet. It is currently management's intent to cause the contingent notes to be converted to common stock if the threshold of 500,000 ounces of proven/probable gold reserves is reached on the Bowerman Project within the five-year period.

Phantom Stock Appreciation Agreements

During the quarter ending October 31, 1997, the Company entered into settlement agreements with two former officers that included the issuance of phantom stock contracts that provide the former officers with the right to the appreciation, if any, on an aggregate 240,000 shares of the Company's common stock above a strike price of $2.00 per share (see Note 11). Appreciation rights have been granted on 160,000 common shares with the remaining rights to be vested over a two-year period. The rights are exercisable for a period of five years. If the grantee decides to exercise his rights, the appreciation value would be paid in shares of the Company's common stock.

Reorganization

Pursuant to the Stock Purchase and Exchange Agreement between
Heritage and Heritage Gold Mines (the "Acquisition"), which was consummated on March 6, 1996, (i) Heritage Gold Mines' stockholders received 7,400,000 Heritage common shares in exchange for all of the outstanding shares of Heritage Gold Mines; (ii) Heritage Acquisition Corp. ("Heritage Acquisition"), a former Heritage Gold Mines stockholder, re-contributed 934,000 of its Heritage common shares; (iii) Heritage issued 100,000 common shares to Heritage Acquisition in exchange for the assignment by Heritage Acquisition of a $1,000,000 Revolving Promissory Note due from Heritage Gold
Mines. In connection with the Reorganization, the total number of issued and outstanding shares increased by 6,566,000, from 3,434,000 at January 31, 1996 to 10,000,000 at March 6, 1996.

In order to reflect the reverse acquisition (Note 1), the Statement of Stockholders' Equity was adjusted by 3,083,265 common shares to reconcile the January 31, 1996 Heritage Gold Mines common shares of 350,735 to Heritage's 3,434,000 outstanding common shares on that date.

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

                                            1,713,413

Private Placements

During the current year, the Company issued 50,000 common shares at a price of $2.50 per share for a total of $125,000.

During the year ended January 31, 1997, and pursuant to a private placement offering, 293,125 shares of the Company's common stock were issued at prices ranging from $2.00 to $2.50 per share for a total of $631,975.

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

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of its no par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution. As of January 31, 1998, no shares of preferred stock were issued or outstanding.

Warrants

During the year ended January 31, 1995, the Company issued
2,695,000 each of Class A and Class B Warrants (the "Warrants").
The Class B Warrants were canceled in January, 1996, in connection with the Acquisition. 1,500 and 44,000 Class A Warrants were issued during the year ended January 31, 1998 and 1997. Each Class A Warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $2.00 per share. The Warrants are exercisable and expire on December 31, 1999. No Warrants have been exercised.

The Company reserves the right to extend the expiration date or reduce the exercise price of the Warrants upon giving five days notice. The Warrants can only be exercised when the shares underlying the Warrants are registered.

Stock Option Plan

On November 21, 1997, the Company's shareholders approved the adoption of the 1997 Stock Option Plan (the Plan). The Plan authorizes the granting of incentive and non-statutory stock options, and stock appreciation rights relating to certain non-statutory stock options, to eligible employees, directors and consultants. Up to 1,500,000 shares of the Company's common stock may be issued under the Plan.

The exercise price of any incentive stock options shall not be less than the fair market value (FMV) of the common stock at date of grant
(not less than 110% of the FMV for over 10% shareholders). The exercise price of non-statutory options must not be less than 85% of FMV of the common stock on date of grant. The options are exercisable over ten and five years for incentive and non-statutory options and vest in increments that may be determined at the date of grant. The aggregate FMV of incentive stock options exercisable by any optionee during any calendar year may not exceed $100,000.

During the fiscal year ending January 31, 1998, the Board of Directors granted incentive options under the Plan totaling 1,035,000 shares at an option price of $1.67 per share to directors and officers of the Company. The vesting dates of these options range from immediate to five years. At January 31, 1998, options for 110,000 common shares were vested, none of which had been exercised. Subsequent to January 31, 1998, the Company's Board of Directors in recognition of the significant drop in market price of the Company's common stock, reduced the option price to $.75 per share (see Note
11).

During the year ended January 31, 1997, the Company's Board of Directors approved the adoption of the 1996 Stock Option Plan, subject to the ratification by the Company's shareholders, and granted options to certain former officers of the Company. This plan was never effective as it was not submitted to the Company's shareholders for approval, and option agreements had not been issued to the former officers.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock option plan under the fair value based method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the year ended January 31, 1998: risk-free interest rate of 6.2%, no dividend, volatility factor of the expected market price of the Company's common stock of 242%, and an expected weighted average life of the options of 6 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting or trading restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information for the year ended January 31, 1998, is as follows:

Pro forma net loss - $ (1,132,304)
Pro forma net loss per common share - $ (0.14)

8.     RELATED PARTY TRANSACTIONS

In addition to related party transactions disclosed elsewhere in these consolidated financial statements, the following are other significant related party transactions:

       a. Legal expense for the fiscal year 1998 includes $45,200 for services provided by the law firm of a Company director.
Included in accounts payable at January 31, 1998 is $28,300 due to the law firm.

       b. Accounts payable and accrued expenses and other liabilities in the consolidated balance sheet includes amounts due other related parties of $63,500 and $63,850, respectively.

       c. A stockholder who provided legal services to the Company received 735 shares of the Company's common stock for legal services provided during the year ended January 31, 1996. Legal expense in connection with services rendered by this individual was $2,666, $949, and $56,815 for the years ended January 31, 1998,
1997 and from inception through January 31, 1998, respectively. $50,000 in accrued legal fees due to this individual as of January 31, 1996 was assumed by a stockholder, and contributed to capital during the year (Note 7).

       d. Interest cost incurred to related parties was $34,100, $12,475, and $89,755 for the years ended January 31, 1998, 1997, and from inception through January 31, 1998, respectively.

9.     INCOME TAXES

The Company and subsidiaries have incurred operating losses for all periods presented. As a result, no income tax expense has been recorded, and the tax benefit of net operating losses is offset by valuation allowances of the same amount. Since the Reorganization, Heritage Mines, Ltd. has filed a consolidated tax return with a January 31 year end.

The components of the net deferred tax asset are as follows for the years ended January 31, 1998 and 1997:

                                  1998                   1997
Net operating loss
  carryforward                 113,500                 47,054
Capitalized costs              810,600                569,563

Subtotal                       924,100                616,617
Valuation allowance          (924,100)              (616,617)
Total                               --                     --

As of January 31, 1998, the Company had net operating loss carry forwards available to offset future taxable income of approximately $333,900, which expire at various times through 2013. For income tax purposes, only a portion of the net operating loss can be utilized in any given year if the company that generated the loss has more than a fifty percent change in ownership in a three year prior period. Accordingly, there may be limitations on the use of the Company's net operating loss carryforwards.


10.    COMMITMENTS AND CONTINGENCIES

Non-Cancelable Operating Leases

During the fiscal year 1998, the Company moved its corporate headquarters to Durango, Colorado and signed a new five year operating lease agreement for office space. The base monthly rent is $2,950 beginning August 1, 1997 and is adjusted annually based on the CPI increase, if any. At January 31, 1998, future minimum lease payments are as follows:


Year ended January, 31,                 Amount

1999                                    35,400
2000                                    35,400
2001                                    35,400
2002                                    35,400
2003                                    17,700

Total                                  159,300

In connection with the relocation, the Company negotiated a settlement with the lessee of its old office space in Newport Beach, California, and the lease was canceled.

Total rent expense for the years ended January 31, 1998 and 1997, and from inception through January 31, 1998 was $43,100, $37,771 and $81,402, respectively.

Employment Contracts

Effective as of March 1, 1997, the Company entered into an employment agreement with its new President and Chief Executive Officer. It provides for a base salary of $180,000 per year, with 5% annual increases at each anniversary date, and an annual discretionary bonus payable in January of each year, in an amount to be determined by the Board of Directors. The contract is for three years, with two one-year extension options, and includes an acceleration clause, making the full amount of the contract due and payable in full, in the event of the sale or takeover of the Company. The contract also provides for the grant of options to purchase up to 360,000 shares of common stock.

Effective May 1, 1997, the Company entered into an employment agreement with its new Vice President of Operations. The contract provides for a base salary of $80,000 per year from the effective date until receipt by the Company of not less than $2.5 million in additional equity capital. At that time, the base salary is to increase to $100,000 per year, with an annual increase of 5% at each anniversary date, and the Company will provide reimbursement for relocation expenses in an amount not to exceed $10,000. The contract also provides for an annual discretionary bonus payable in January of each year, in an amount to be proposed by the President and approved by the Board of Directors. The contract is for three years, with two one-year extension options, and includes an acceleration clause, making the full amount of the contract due and payable in full, in the event of the sale or takeover of the Company. The contract also provides for the grant of options to purchase up to 195,000 shares of common stock.

Litigation Settlement

In May 1993, WAZCO, Inc. entered into a joint venture agreement with Sky Scientific, Inc. ("Sky"), a California corporation, with the purpose of raising equity to develop its mining operations. In 1994, Sky issued stock and deposited $220,000 in exchange for the Company's twelve mining claims. The funds were recorded in other income in 1994. Other than this transaction, the joint venture was never consummated and WAZCO, Inc. sued Sky to recover its claims, and Sky countersued. In March 1996, the litigation was settled as follows: Sky was given two of the twelve claims, the remaining ten claims were returned to WAZCO, Inc. and the stock issued to WAZCO, Inc. was canceled.

11.    SUBSEQUENT EVENTS

At its February 19, 1998 Board meeting, the Company's Board of Directors in recognition of the significant drop in market price of the Company's common stock subsequent to the granting of the options to directors and officers during fiscal year 1998, cancelled the 1,035,000 outstanding options previously granted. The Board then granted to the same directors and officers new options to purchase 1,035,000 common shares at a reduced exercise price of $.75 per share. The Company has not yet executed individual option agreements reflecting the reduced exercise price.

The Board of Directors also authorized the Company to complete and execute financial settlements with two individuals who are currently directors and shareholders. The settlement arrangement provides for issuance of phantom stock contracts that give the directors the right to the appreciation, if any, on shares of the Company's common stock above a strike price of $.75 per share. One of the directors who also owns more than 5% of the Company's common stock is to receive the appreciation on 310,000 common shares to compensate him primarily for exclusion from the incentive stock options that other directors have been granted under the 1997 Stock Option Plan, for his continuing assistance in actively raising funds for the Company and for assisting in maintaining shareholder relationships. The settlement arrangement for the other director who has the right to the appreciation on 30,000 common shares is to compensate him primarily for reduction of options granted to him under the 1997
Option Plan. If the grantees decide to exercise their rights to appreciation, the appreciation value would be paid in shares of the Company's common stock. The Company has not yet executed individual phantom stock contracts with the two directors.

In connection with phantom stock contracts executed with settlement agreements with two other former officers during the year ended
January 31, 1998 (see Note. 7), the Board of directors approved a reduction in strike price from $1.67 per share to $.75 per share. The Company has not yet executed individual phantom stock contracts reflecting this change in strike price.

The Board of Directors also authorized the Company, if deemed appropriate, in order either to improve the financial position of the Company following receipt of a major capital investment, or in order to enhance its ability to obtain a major capital investment, to offer holders of outstanding convertible debentures (see Note 6) the option of converting their debentures into shares of the Company's common stock at a conversion price of not less that $.75 per share. This reduction in option price is currently under consideration in connection with the additional financing alternatives being discussed with other parties.

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

       Effective as of February 22, 1996, the Company engaged new independent accountants, Raimondo Pettit Group, a Partnership including Professional Corporations, Union Bank Tower, Suite 1250, 21515 Hawthorne Boulevard, Torrance, California 90503, as the principal accountants to audit the Company's financial statements.


                                 PART III


ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages and positions held of the directors and executive officers of the Company are as follows:

Name                       Age         Positions Held
Gregory B. Sparks           47       President, Chief
                                    Executive Officer
                                           & Director

Douglas L. Drumwright       50              Director,
                                      Chief Financial
                                              Officer

Peter Wilson                44               Director

Gary S. Joiner              48               Director

Robert K. Hanson            57               Director

Timothy M. Sadler           47         Vice President
                                        of Operations

       Gregory B. Sparks has been President and Chief Executive
Officer of the Company since March, 1997.  Mr. Sparks, a
Registered Professional Mining Engineer, has held executive and other senior management positions with companies such as Echo Bay Mines, Standard Metals Corporation, American Mine Services and
Tenneco Minerals/American Borate. His extensive experience included prospect evaluations, acquisition negotiations, infrastructure establishment, environmental consultations and due diligence reviews of both surface and underground mining of base and precious metals.

       Douglas L. Drumwright, has served as a Director of the Company since March, 1995, and as Chief Financial Officer since September, 1997. He served as Vice President and Chief Financial Officer of Homestake Mining Company from 1980-1983. Homestake is the largest producer of precious metals in the United States, operating both base and precious metal mining operation domestically and internationally. While at Homestake, Mr. Drumwright supervised the placement of substantial equity and pollution control bond financing, as well as the establishment of revolving credit lines in the United States and Europe. Since leaving Homestake, Mr.
Drumwright has been actively engaged as a consultant and principal in various start up and turn around situations. In this connection in the last five years he has served as CEO of numerous public and private companies, including Care Enterprises, Inc. (NYSE), Tustin, CA;
Maxum Health Corp. (NASDAQ), Dallas, TX; and United Western
Medical Centers, Santa Anna, CA.

       Peter Wilson became a Director of the Company in March, 1995. Mr. Wilson has been involved in the founding and management of Molson Development Company, a residential real estate firm; Quicksilver USA, Inc. and Barely Legal, Inc., major sportswear manufacturers and distributors. In 1989, Mr. Wilson founded Electrosci, Inc., a California corporation that purchased the worldwide patents for an electrolytic process. Mr. Wilson graduated from the University of Southern California with a degree in architec-ture.

       Gary S. Joiner became Secretary and a Director of the Company in September, 1997. He has also served as legal counsel for the Company since its formation. He is an officer, director and shareholder of Frascona, Joiner & Goodman, P.C., a law firm located in Boulder, Colorado.

       Robert K. Hanson became a Director of the Company in November, 1997. He is currently Chairman of RKH Limited
(financial and business consultants) and Senior Vice President and a Director of United Tri-Star Resources, Ltd. From 1993 to 1996, Mr. Hanson was Vice President of Emtech, Ltd. and Executive Director of Marketing for Energy Device Alliance. From 1989 to 1993, Mr.
Hanson was a Director, President and CEO of Battery Technologies, Inc., and a Director of Battery Technologies (International) Limited, Ireland.

       Timothy M. Sadler became Vice President of Operations for the Company in May, 1997. Mr. Sadler is a Registered Professional Engineer with more than 20 years experience in domestic and international mining. During the course of his career, he has held positions in mine operations, engineering, contracting, in addition to senior management positions. He has been employed by Crystallex International, Sharon Steel Corporation (Natural Resources Division), American Mine Services, American Borate Company and Tenneco
Minerals. Mr. Sadler's experience includes project development from "grass roots" exploration to project commissioning, engineering design, surface and underground operations, environmental resolution of "superfund projects", negotiation of mineral leases and joint venture agreements, and financial analysis of project viability.

       The term of office of each person elected as a director will continue until the next Annual Meeting of Shareholders or until a successor has been elected and qualified.

ITEM 10.       EXECUTIVE COMPENSATION.

       The following table sets forth the compensation provided by the Company to its President and Chief Executive Officer for services rendered in all capacities to the Company during the fiscal years ended January 31, 1998 and 1997. No other executive officer received compensation in excess of $100,000 for services rendered in all capacities to the Company during the fiscal years ended January 31, 1998 and 1997.

Name                      Year                 Salary
Gregory B. Sparks         1998                180,000

James D. Stout            1998             15,000<F2>
                          1997             95,000<F1>

<F1>
Mr. Stout ceased serving as President and CEO of the Company on or about March 1, 1997.
<F2>
$75,000 was paid in cash and $20,000 was contributed to capital during the year ended January 31, 1997.

EMPLOYMENT CONTRACTS.                 Effective as of March 1, 1997,
the Company entered into an employment agreement with Gregory B.
Sparks, its new President and Chief Executive Officer. It provides for a base salary of $180,000 per year, with 5% annual increases at each anniversary date, and an annual discretionary bonus payable in January of each year, in an amount to be determined by the Board of Directors. The contract is for three years, with two one-year extension options, and includes an acceleration clause, making the full amount of the contract due and payable in full, in the event of the sale or takeover of the Company. The contract also provides for the grant of options to purchase up to 360,000 shares of common stock.

DIRECTOR COMPENSATION.                The Board has approved a cash
compensation plan for non-employee directors' attendance at Board meetings. Non-employee directors receive $1,000 for meetings attended in person, but payment of such fees has been waived until the Company becomes adequately capitalized. Gary Joiner will receive legal fees of $1,000 per meeting, in lieu of directors fees, during the period of time in which directors fees are being waived. Directors are also reimbursed for expenses incurred in attending Board meetings.

STOCK OPTION PLAN.            On November 21, 1997, the Company's
shareholders adopted the 1997 Stock Option Plan. The Plan authorizes the granting of incentive and non-qualified stock options and stock appreciation rights relating to certain non-qualified stock options, to employees, directors and consultants. Up to 1,500,000 shares of the Company's common stock may be issued under the Plan.
As of January 31, 1998, options to purchase a total of 1,035,000 shares of common stock at a purchase price of $1.67 per share were outstanding under the Plan, including 360,000 options held by Gregory B. Sparks. A total of 60,000 of Mr. Sparks' outstanding options were exercisable as of January 31, 1998.

Subsequent to January 31, 1998, the Company's Board of Directors in recognition of the significant drop in market price of the Company's common stock subsequent to granting the outstanding options, canceled the 1,035,000 options. The Board then issued 1,035,000 new options to the same persons at a reduced price of $.75 per share.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT.

       As of January 31, 1998, the Company had a total of 6,487,172 shares of its Common Stock issued and outstanding. The following table sets forth, as of January 31, 1998, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold five percent (5%) or more of the outstanding Common Stock of the Company.

                                            Number of      Percentage
                                         Shares Owned        of Class
Name/Address                             Beneficially           Owned
Mark Gavard
P. O. Box 1
Forks of Salmon, CA  96031              1,321,650<F2>              20.37%

Peter Wilson<F1>
3334 E. Coast Hwy. #412
Corona del Mar, CA  92625               1,526,645<F3>              23.53%
                                              <F4><F5>
Mark Zane
215 Booker St.
Tonopah, NV  89049                          1,163,466              17.93%

Heritage Acquisition Corp
3334 E. Coast Highway #412
Corona del Mar, CA  92625                 363,179<F6>               5.60%

Cede & Co.
P. O. Box 20
Bowling Green Station
New York, NY  10004                       644,525<F7>               9.94%

Douglas Drumwright<F1>
39 Harbor Ridge Drive
Newport Beach, CA  92660                   80,943<F8>               1.25%

Telford Walker
P.O. Box  8083
Newport Beach, CA  92658                  445,470<F9>               6.87%

Gregory B. Sparks<F1>
420 Blue Ridge
Durango, CO  81301                           500<F10>                0.01%

Timothy M. Sadler<F1>
1401 West 3rd Avenue, #2
Durango, CO  81301                             0<F11>                0.00%

Gary S. Joiner
898 Rockway Place
Boulder, CO 80303                         33,025<F12>               0.51%

Robert K. Hanson<F1>
90 Adelaide Street, West
Suite 300
Toronto, Ontario
CANADA  M5H 3V9                                0<F12>               0.00%

M.K. Bunker
23 Corporate Plaza, Suite 135
Newport Beach, CA  92260                      390,000               6.01%

All Officers and Directors
as a Group (6 in number)                1,641,113<F3>              25.30%

<F1>           The person listed is an officer, a director or both, of the
Company.

<F2>           Does not include 500,000 shares subject to Class A Warrants owned which are exercisable at $2.00 per share.

<F3>           Includes 363,179 shares owned by Heritage Acquisition
Corporation of which Mr. Wilson, as the principal shareholder of Heritage Acquisition Corp, may be deemed to be the beneficial owner.

<F4>           Includes 1,163,466 shares owned by Mark Zane for which Mr.
Wilson has voting control and may be deemed to be the beneficial owner.

<F5>           Does not include 156,000 common shares that would be
obtained upon conversion of convertible debentures.

<F6>           Does not include 945,386 shares subject to Class A Warrants owned which are exercisable at $2.00 per share.

<F7>           Does not include 12,750 shares subject to Class A Warrants owned which are exercisable at $2.00 per share.

<F8>           Does not include 30,000 shares subject to Class A Warrants owned which are exercisable at $2.00 per share, or options to purchase 10,000 shares of common stock that are currently exercisable or 8,000 common shares that would be obtained upon conversion of convertible debentures.

<F9>           Does not include 10,000 shares subject to Class A Warrants owned which are exercisable at $2.00 per share.

<F10>          Does not include options to purchase 60,000 shares of common stock that are currently exercisable or 40,000 common shares that would be obtained upon conversion of convertible debentures.

<F11>          Does not include options to purchase 20,000 shares of common stock that are currently exercisable or 8,000 common shares that would be obtained upon conversion of convertible debentures.

<F12>          Does not include options to purchase 10,000 shares of common stock that are currently exercisable.



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

       In addition, Heritage Acquisition Corp. has entered into an agreement to purchase 1,163,466 shares of the Company's Common
Stock from Mr. Mark A. Zane.

       During the fiscal year 1998, the Company's Board of Directors authorized management to proceed with the acquisition from Mr. Gregory B. Sparks, the Company's President and CEO, his one-third interest in Bushmaster Mining Company (Bushmaster). Consideration for the acquisition would include issuance of 1,100,000 shares of the Company's common stock and cash of $200,000. Preliminary terms of the proposed acquisition are summarized in Note 4 of Notes to the Consolidated Financial Statements included herein under Item 7. Financial Statements.

       In connection with the proposed acquisition and to further development of the project, the Company provided financing for a drilling program and advanced certain operating funds to Bushmaster aggregating $135,503 during the fourth quarter of fiscal 1998. Consummation of the proposed transaction and recovery of these deferred acquisition costs are dependant on the Company's ability to obtain additional financing and reaching a definitive agreement with the Company's President.

       Effective May 30, 1997, the Company reacquired a total of 4,034,896 of its common stock from Mr. Mark Gavard, a former director and officer of the Company (1,648,350 common shares), and Mr. Peter Wilson, a current director of the Company (2,386,546 common shares). In exchange for the common shares, Mr. Gavard and Mr. Wilson received contingent promissory notes with an aggregate base principal balance of $3,296,700 and $4,773,092, respectively. The notes which are non-interest bearing are convertible at any time, at the option of the Company, into newly issued shares of common stock. To the extent not converted by the Company, the notes are payable at the rate of $2.00 per share purchased for each 500,000 ounces of proven/probable gold reserves discovered on the Bowerman Project within five years. No payments are due under the notes unless a minimum of 500,000 ounces of proven/probable reserves are discovered within the five year period.

Subsequent to January 31, 1998, the Board of Directors authorized the Company to complete and execute a financial settlement with Mr.
Peter Wilson who is a director and owns or controls more than 5% of the Company's common stock. The purpose of the settlement is to compensate Mr. Wilson for exclusion from the incentive stock options that other directors have been granted under the 1997 Stock Option Plan, for his continuing assistance in actively raising funds for the Company and for assisting in maintaining shareholder relationships.
The arrangement provides Mr. Wilson with a phantom stock contract that gives him the right to the appreciation, if any, on 310,000 shares of the Company's common stock above a strike price of $.75 per share. If Mr. Wilson decides to exercise his rights to the appreciation, the appreciation value would be paid in shares of the Company's common stock. The Company has not yet executed an individual phantom stock contract with Mr. Wilson.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 10-KSB.

       a. The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.           Document

3.1 Articles of Incorporation (incorporated by reference to Form 10-KSB filed with the Securities and Exchange
Commission on behalf of the Company on May 19, 1997)

3.2                    Bylaws (incorporated by reference to Form 10-
KSB filed with the Securities and Exchange Commission on behalf of the Company on May 19, 1997)

4.1                    Specimen Class A Warrant Certificate
(incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on behalf of the Company on May 19,
1997)

21                     List of Subsidiaries (incorporated by reference to
Form 10-KSB filed with the Securities and Exchange Commission on behalf of the Company on May 19, 1997)

27                     Financial Data Schedule

       b. The Company filed no reports Form 8-K during the last quarter of its fiscal year ending January 31, 1998.

Signatures

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


HERITAGE MINES, LTD.


By: /s/_______________________________
Gregory B. Sparks
President, CEO and Director
Date: May  , 1998

By: /s/_______________________________
Douglas L. Drumwright
Chief Financial Officer and
Director
Date: May  , 1998

By: /s/_______________________________
Peter Wilson
Director
Date: May  , 1998

By: /s/_______________________________
Gary S. Joiner
Director
Date: May  , 1998

By: /s/_______________________________
Robert K. Hanson
Director
Date: May  , 1998
EXHIBIT 27 - FINANCIAL DATA SCHEDULE