Form 10QSB
period 1998-04-30
HERITAGE MINES LTD
filed 1998-06-12
CIK 943447

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

X : Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended April 30, 1998.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,487,172 as of June 12, 1998.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

        (b) Financial statements for Heritage Mines, Ltd. as and for the quarter ending April 30, 1998, and the comparable period of the preceding fiscal year.

FINANCIAL STATEMENTS
(A Development Stage Company)

HERITAGE MINES, LTD.


Quarter ended April 30, 1998

HERITAGE MINES, LTD.
(A Development Stage Company)



Condensed Consolidated Balance Sheet
Condensed Consolidated Statement of Operations
Condensed Consolidated Statement of Cash Flows
Notes to Condensed Consolidated Financial Statements

HERITAGE MINES, LTD.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
as of April 30, 1998
(Unaudited)




ASSETS

CURRENT ASSETS
Cash and cash equivalents                        10,528
Other current assets                              1,500
  Total Current Assets                           12,028

PROPERTY, PLANT,
 EQUIPMENT AND MINE
 DEVELOPMENT COSTS,
 NET OF ACCUMULATED
 DEPRECIATION                                 2,049,516

OTHER ASSETS
 Bushmaster deferred
 acquisition costs                              152,377
 Other                                           52,880
 Total other assets                             205,257
  Total Assets                                2,266,801

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                                242,786
Accrued expenses and other
  liabilities                                   369,802
Notes payable and current
  maturities of long term debt                  176,279
Convertible note payable                        600,000
Convertible debentures (including
 related parties of $320,000)                   960,000
Total current liabilities                     2,348,867

LONG TERM DEBT                                   18,205
Total liabilities                             2,367,072

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, no par value:
  authorized 10,000,000 shares,
  no shares issued and
  outstanding                                         -
Common stock, $.0025 stated
  value: authorized 100,000,000
  shares, issued and outstanding
  6,487,172 shares                               16,218
Additional paid-in
 capital                                      2,973,169
Deficit accumulated
 during the
 development stage                          (3,089,658)

TOTAL STOCKHOLDERS' EQUITY
 (DEFICIT)                                    (100,271)

TOTAL LIABILITIES
 AND STOCKHOLDERS'
 EQUITY (DEFICIT)                             2,266,801

See accompanying notes to condensed consolidated financial statements.

HERITAGE MINES, LTD.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                            Three Months   Three Months             Period from
                                   Ended          Ended      Inception (May 14,
                                April 30       April 30        1992) thru April
                                    1998           1997                30, 1998
OPERATING REVENUES                     -          3,536                  67,019

OPERATING COSTS:
General and
 Administrative                  242,427        205,367               2,929,154
Depreciation                      15,900         17,327                 229,069
  Total operating
  costs                          258,327        222,694               3,158,223

  Loss from
  Operations                   (258,327)      (219,158)             (3,091,204)

OTHER INCOME (EXPENSE)
Interest expense, net           (53,914)       (17,445)               (235,664)
Other Expense                          -              -                 237,210
  Total Other Income
  (Expense)                     (53,914)       (17,445)                   1,546

NET LOSS                       (312,241)      (236,603)             (3,089,658)

Basic and Diluted
Net loss per share              (.05)             (.02)                (1.05)

Weighted average
 common shares                 6,487,172     10,483,167               2,934,149

See accompanying notes to condensed consolidated financial statements. HERITAGE MINES, LTD.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                         Period
                                                                 from Inception
                            Three Months   Three Months          (May 14, 1992)
                                   Ended          Ended                 through
                                April 30       April 30                April 30
                                    1998           1997                    1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                       (312,241)      (236,603)             (3,089,658)

Adjustments to reconcile net loss to cash used in operating activities:

  Depreciation                    15,900         17,327                 229,069
  Common stock issued
    for services                       -              -                  25,045
  Stockholder compensation
    contributed to
    capital                            -              -                 131,600

  Convertible debentures
    and notes payable issued
    for services, including
    $41,000 to related parties         -              -                 101,000

Changes in operating assets and liabilities:

  Other current assets                 -          4,734                 (1,500)
  Accounts payable accrued
  expenses and other
  liabilities                    222,473         61,656                 743,003

Net cash used in
  operating activities          (73,868)      (152,886)             (1,861,441)

CASH FLOWS FROM INVESTING
 ACTIVITIES:

 Purchase of property
 and equipment                   (1,288)        (7,000)               (243,932)
 Mine development
 costs                                 -       (18,365)             (1,230,583)
 Construction in
 progress                              -       (13,747)               (293,006)
 Bushmaster deferred
   acquisition costs            (16,874)              -               (152,377)
 (Increase) decrease
   in other assets                 1,638          4,510                (37,880)

Net cash used in
 investing activities           (16,524)       (43,622)             (1,957,778)

CASH FLOWS FROM FINANCING
 ACTIVITIES:

Issuance of common
 stock for cash                        -         50,000                 869,475
Proceeds from notes
 payable to related
 parties                          20,000              -               1,514,200
Proceeds from convertible
  and other notes
  payable                          5,000        150,000                 741,640
Proceeds from convertible
  debentures, including
  related parties of $215,000
  from inception to date          35,000              -                 796,000
Repayment of notes payable
  and long term debt             (1,709)        (1,291)                (56,368)
Repayment of notes
 payable to and advances
 from related parties                  -              -                (35,200)
Net cash provided from
 financing activities             58,291        198,709               3,829,747

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                    (32,101)          2,201                  10,528

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 PERIOD                           42,629          1,078                       -

CASH AND CASH
 EQUIVALENTS,
 END OF PERIOD                    10,528          3,279                  10,528

See accompanying notes to condensed consolidated financial statements.

HERITAGE MINES, LTD.
(A Development Stage Company)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

                                                                         Period
                                                                 from Inception
                            Three Months   Three Months          (May 14, 1992)
                                   Ended          Ended                 through
                                April 30       April 30                April 30
                                    1998           1997                    1998

Stock issued for services              -              -                  25,045
Stockholders' compensation
 contributed to capital                -              -                 131,600
Equipment exchanged for
 mining claims                         -              -                  15,000
Notes payable issued to
 related party for property,
 equipment and mine
 development costs                     -              -                 327,000
Notes payable issued for
 property and equipment                -              -                 106,094
Notes payable converted
 to common stock                       -              -                 141,885
Stock issued for
 subscriptions
 receivable                            -              -                 127,500
Stock issued for
 equipment                             -              -                  92,969
Notes payable exchanged for
 convertible debentures,
 all involving related
 parties                               -              -                  89,000
Accrued interest capitalized
 on notes payable                      -              -                  33,119
Issuance of stock in connection
 with the reorganization               -              -               1,713,413
Common stock exchanged for
 contingent notes payable              -              -                       -

See accompanying notes to condensed consolidated financial statements. NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS:
(April 30, 1998 - Unaudited)

1.      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with Securities and Exchange
Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended
January 31, 1998.

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

DEVELOPMENT STAGE

From its inception (considered to be May 14, 1992 for the purpose of these condensed consolidated financial statements), to April 30, 1998, the Company has been in the development stage. The Company has concentrated its activities to acquire, explore, claim and permit mineral properties, to develop the mineral properties to get them ready for operations and to raise capital to finance these activities. From inception through April 30, 1998, there have been no active mining operations, although small test runs have generated minimal revenues.

GOING CONCERN

The Company has incurred operating losses from inception through April 30, 1998, has an accumulated deficit of $3,089,658, negative working capital of $2,336,839, and is in default of its debenture agreement (See Note 2). Management expects that the Company's cash expenditures for the fiscal year ended January 31, 1999, will not be less than $600,000. Larger expenditures may be incurred based on the Company's development projects, and available cash resources from operating cash flow and/or from additional financing.

As discussed in Note 2, the Company recently signed a letter of intent that involves a business arrangement providing for investment of working capital and development funding. Additional financing will be required for the Company to meet current obligations. The
Company continues to be in discussions with several different parties to obtain additional debt and/or equity financing.

There can be no assurance that the proposed business arrangement discussed in Note 2 will be consummated or that additional funds can be raised from other sources. Failure to consummate the proposed business arrangement and to obtain other financing would raise substantial doubts about the Company's ability to continue as a going concern. No adjustments have been made to the accompanying condensed financial statements to provide for this uncertainty.

2.      PROPOSED BUSINESS ARRANGEMENT

Effective June 1, 1998 (the Effective Date), the Company and Ausdrill, an Australian construction mining company, signed a letter of intent which sets forth a business arrangement between the companies that provides for capital investment by Ausdrill in exchange for common equity in the Company, a cash flow interest in Bushmaster Mines, Inc. (Bushmaster), Million Mountain mining project and optional joint venture participation in the Company's Bowerman project. Bushmaster is one-third owned by the Company's President. It is anticipated that a definitive agreement will be executed within 30 days following the Effective Date.

Key elements of the business arrangement are as follows:

(A) PURCHASE OF COMMON STOCK BY AUSDRILL. With the signing of the letter of intent, the Company by letter of instruction authorized its transfer agent to issue 200,000 restricted common shares to Ausdrill in exchange for $100,000 in cash to be used for general corporate purposes.

Assuming the fulfillment of certain conditions and closing, the Company will within 5 business days following 30 days after the Effective Date issue an additional 400,000 restricted common shares to Ausdrill in exchange for $200,000 in cash to be used for general corporate purposes. If closing of the definitive agreement does not occur for any reason within 30 or 60 days after the Effective Date, other than failure of the Company to satisfy conditions it is responsible for, Ausdrill will subscribe to an additional 200,000 restricted common shares at the end of each 30 day period and pay $100,000 for each subscription.

(B) DEVELOPMENT FUNDING BY AUSDRILL. The letter of intent contemplates that following closing, the Company will issue additional securities to Ausdrill, which may include up to 2,500,000 additional shares of common stock and 2,500,000 warrants. In exchange, Ausdrill will provide the funding of certain corporate costs and development funds for the Million Mountain project totalling $2,500,000, less the amount paid for common shares specified in the equity purchase described in (A) above. Ausdrill will also make available certain specified mining equipment for Million Mountain production on a rental basis at Ausdrill's cost, plus 15%. It is contemplated that each Warrant would entitle Ausdrill to subscribe for one additional common share of Heritage at a price of $1.50 per share any time prior to the first anniversary of closing and at a price of $2.50 per share at any time up to the second anniversary of closing.

The letter of intent also contemplates that as an alternative to fulfilling its commitment through spending the specified amount, Ausdrill's obligation may be deemed to be met upon the achievement of certain commercial production from the Million Mountain project or upon the Company achieving a specified market capitalization.

In addition to the issuance of an equity interest to Ausdrill, the letter of intent contemplates that the Company will pay to Ausdrill a 30% net cash flow interest from the first 250,000 ounces produced from Million Mountain, after payment of royalties.

(C) BOWERMAN JOINT VENTURE. The proposed business arrangement also gives Ausdrill a two-year exclusive option to enter into a 50:50 joint venture on the Bowerman project by spending the first $500,000 for its development. If the Company elects to proceed with this project within the two-year option period, Ausdrill must fund 50% of cash calls or lose its participation rights. Using its funds, the Company must complete a re-sampling program for an amount not to exceed $30,000 by year-end 1998.

The definitive agreement is subject to certain conditions, including the satisfactory completion of due diligence procedures by Ausdrill, the preparation of an initial operating plan and budget for the Million Mountain project and successful completion of an acquisition agreement for 100% of the share capital of Bushmaster. Ausdrill has the right to cease funding of the Million Mountain project with sixty days advance notice. The proposed arrangement contains an anti-dilution provision intended to maintain Ausdrill's ownership percentage in the Company for a two-year period. The final terms of the definitive agreement may vary from those described herein.
There is also no assurance that the conditions for closing under the definitive agreement will be satisfied.

3.      NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes Payable

Notes payable include demand notes at 10% interest to four individuals with an aggregate principal balance of $119,758 at April 30, 1998 (including $69,513 to a related party). After making demand for payment during fiscal 1998, the note terms were renegotiated whereby the notes, including accrued interest, were due October 31, 1997, and existing unpaid interest was added to the note balances. The notes are secured by certain mining assets of the Company and are guaranteed by a principal stockholder and former director of the Company. The notes were not paid on October 31, 1997 because of law of funding and are currently past due. The Company issued the borrowers 59,879 of its Class A warrants to delay any legal action for non-payment on or before January 31, 1998. In March, 1998, a court judgment was entered in favor of the borrowers for the amounts due, plus attorney fees and costs. No steps have been taken to enforce the judgment. The Company intends to satisfy the obligation when additional financing is obtained.

Convertible Debentures

Since January 31, 1998, the Company has been in technical default of paragraph 4(F) of its debenture agreement that required the Company to obtain additional working capital (exclusive of working capital obtained through the sale of the debentures) of not less than $2,000,000 by January 31, 1998. This additional working capital has not been obtained. If any events of default occur as specified in the debenture agreement, debenture holders may, so long as the condition exists, declare the entire principal and accrued interest on the debentures immediately due and payable, by notice to the Company. Although no debenture holders have notified the Company of their intent to demand payment of principal and interest, the debentures have been classified as a current liability in the accompanying condensed consolidated balance sheet because of the default.


ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS
AND PLAN OF OPERATION

Overview

The Company's condensed consolidated balance sheet as of April 30, 1998, reflects total assets of $2,266,801, the most significant component of which is property, equipment and mine development costs of $2,049,516. The balance sheet as of April 30, 1998 also reflects negative working capital of $2,336,839, a deficit accumulated during the development stage of $3,089,658, and a total stockholders' deficit of $100,271.

For the quarter ended April 30, 1998, the company had a net loss of $312,241 compared to a net loss of $236,603 for the same period last year. Interest expense increased to $53,914 for the current quarter compared to $17,445 for the same period last year primarily because of interest expense on the convertible debentures issued subsequent to the first quarter of fiscal 1998. General and administrative expense, including but not limited to payroll costs, the cost of maintaining the corporate headquarters, travel expense and professional fees, totaled $242,427 for the quarter ended April 30, 1998, compared to $205,367 for the same period last year.

The Company raised a total of $58,291 from financing activities during the first quarter of the current year, including proceeds from the issuance of notes and convertible debentures payable to related parties and others. Net cash to fund operating activities totaled $73,868 for the quarter and $16,524 of cash was used to fund investing activities.

Liquidity and Capital Resources

As of April 30, 1998, the Company has a working capital deficit of $2,336,839. This includes classifying $960,000 of convertible debentures as a current liability because the Company is in technical default of its debenture agreement as a result of its failure to raise additional working capital of at least $2,000,000 by January 31, 1998, as required by the terms of that agreement. As long as the default exists, the debenture holders have the right to declare the entire principal and accrued interest on the debentures immediately due and payable.

As discussed in Note 2 of Notes to the Condensed Consolidated
Financial Statements included elsewhere herein, the Company recently signed a letter of intent that involves a business arrangement providing for an investment of working capital and development funding.
Additional financing will be required for the Company to meet current obligations and to continue operating. The Company continues to be in discussions with several different parties to obtain additional debt and/or equity financing.

There can be no assurances that the proposed business arrangement will be consummated or that additional funds can be raised from other sources. Failure to consummate the proposed business arrangement and to obtain other financing would raise substantial doubts about the Company's ability to continue as a going concern.

Plan of Operations

The long-term goal of the Company is to become a self-sustaining medium sized precious metals exploration and mining Company that has a solid foundation of credible reserves which can be developed and produced at a low cost. The plan of operations of the Company for the next twelve months is to obtain additional financing in order to operate and to provide funds necessary for the exploration and development of its Bowerman and Bushmaster projects. There can be no assurance that the Company will be able to obtain additional financing that will enable it to complete its plan of operations.

This report contains various forward-looking statements that are based on the Company's beliefs, as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding reserves, resources, mineralized material or deposits, mining methods, political and related matters, planned levels of exploration, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ material from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated grade, geological, metallurgical, processing or other problems, conclusions of feasibility studies, changes in project parameters as plans continue to be refined, the timing of receipt of governmental permits, results of current or planned exploration activities, environmental costs and risks, changes in the gold price, and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions against placing undue reliance on forward-looking statements all of which speak only as of the date made.

ITEM 6 (a) -  Exhibit 27: Financial Data Schedule

        (b) - There have been no reports on Form 8-K for the quarter ending April 30, 1998.


Signatures

In accordance with the requirements of the Exchange Act, the regis-trant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heritage Mines, Ltd.
(Registrant)

By:/s/ ____________________________________
        Gregory B. Sparks
        President, CEO and Director

Date: June 12, 1998