Form 10QSB
period 1998-07-31
HERITAGE MINES LTD
filed 1998-09-16
CIK 943447

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

X : Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended July 31, 1998.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,949,428 as of September 11, 1998.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

        (b) Financial statements for Heritage Mines, Ltd. as and for the quarter ending July 31, 1998, the six months ending July 31, 1998, and the comparable periods of the preceding fiscal year.

FINANCIAL STATEMENTS
(A Development Stage Company)

HERITAGE MINES, LTD.


Quarter ended July 31, 1998

HERITAGE MINES, LTD.
(A Development Stage Company)



Condensed Consolidated Balance Sheet
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

HERITAGE MINES, LTD.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
as of July 31, 1998
(Unaudited)




ASSETS

CURRENT ASSETS
Cash and cash equivalents                        19,211
Other current assets                              2,622
  Total Current Assets                           21,833

PROPERTY,
 EQUIPMENT AND MINE
 DEVELOPMENT COSTS,
 NET OF ACCUMULATED
 DEPRECIATION                                 2,037,017

OTHER ASSETS
 Bushmaster deferred
 acquisition costs                              139,847
 Other                                           62,969
 Total other assets                             202,816
  Total Assets                                2,261,666

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                                232,898
Accrued expenses and other
  liabilities                                   444,125
Notes payable and current
  maturities of long term debt                  194,466
Convertible note payable                        600,000
Convertible debentures (including
 related parties of $320,000)                   960,000
Total current liabilities                     2,431,489

LONG TERM DEBT                                   18,205
Total liabilities                             2,449,694

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, no par value:
  authorized 10,000,000 shares,
  no shares issued and
  outstanding                                         -
Common stock, $.0025 stated
  value: authorized 100,000,000
  shares, issued and outstanding
  6,939,428 shares                               17,349
Additional paid-in
 capital                                      3,211,230
Deficit accumulated
 during the
 development stage                          (3,416,607)

TOTAL STOCKHOLDERS' EQUITY
 (DEFICIT)                                    (188,028)

TOTAL LIABILITIES
 AND STOCKHOLDERS'
 EQUITY (DEFICIT)                             2,261,666

See accompanying notes to condensed consolidated financial statements.

HERITAGE MINES, LTD.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                           Three Months            Three Months
                                          Ended July 31           Ended July 31
                                                   1998                    1997
OPERATING REVENUES                                    -                       -

OPERATING COSTS:
General and
 Administrative                                 253,923                 203,916
Depreciation                                     15,900                  13,097
  Total operating
  costs                                         269,823                 217,013

  Loss from
  Operations                                  (269,823)               (217,013)

OTHER INCOME (EXPENSE):
Interest expense, net                          (57,125)                (18,075)
Other Income                                          -                       -
  Total Other Income
  (Expense)                                    (57,125)                (18,075)

NET LOSS                                      (326,948)               (235,088)

Basic and Diluted
Net loss per share                              (.05)                  (.03)

Weighted average
 common shares
 outstanding                                  6,721,186               7,830,792

See accompanying notes to condensed consolidated financial statements. HERITAGE MINES, LTD.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                       Period
                                                                       from
                                                                       Inception
                              Six Months             Six Months        (May 14,
                           Ended July 31          Ended July 31        1992) thru
                                    1998                   1997        July 31, 1998
OPERATING REVENUES                     -                  3,536          67,019

OPERATING COSTS:
General and
 Administrative                  496,491                409,282       3,183,218
Depreciation                      31,800                 30,424         244,969
  Total operating
  costs                          528,291                439,706       3,428,187

  Loss from
  Operations                   (528,291)              (436,170)     (3,361,168)

OTHER INCOME (EXPENSE):
Interest expense, net          (110,898)               (35,520)       (292,648)
Other Income                           -                      -         237,210
  Total Other Income
  (Expense)                    (110,898)               (35,520)        (55,438)

NET LOSS                       (639,189)              (471,690)     (3,416,606)

Basic and Diluted
Net loss per share              (.10)                  (.05)           (1.11)

Weighted average
 common shares
 outstanding                   6,606,899              9,158,996       3,080,242

See accompanying notes to condensed consolidated financial statements. HERITAGE MINES, LTD.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                         Period
                                                                 from Inception
                              Six Months     Six Months          (May 14, 1992)
                                   Ended          Ended                 through
                                 July 31        July 31                 July 31
                                    1998           1997                    1998

OPERATING REVENUES:

Net Loss                       (639,189)      (471,690)             (3,416,606)

Adjustments to reconcile net loss to cash used in operating activities:

  Depreciation                    31,800         30,424                 244,969
  Common stock issued
    for services                  65,785              -                  90,830
  Stockholder compensation
    contributed to
    capital                            -              -                 131,600

  Convertible debentures
    and notes payable issued
    for services, including
    $41,000 to related parties         -              -                 101,000

Changes in operating assets and liabilities:

  Other current assets           (1,122)       (18,149)                 (2,622)
  Accounts payable accrued
  expenses and other
  liabilities                    310,315        231,988                 830,845

Net cash used in
  operating activities         (232,411)      (227,427)             (2,019,984)

CASH FLOWS FROM INVESTING
 ACTIVITIES:

 Purchase of property
 and equipment                   (4,689)              -               (247,333)
 Mine development
 costs                                 -       (24,486)             (1,230,583)
 Construction in
 progress                              -        (9,034)               (293,006)
 Bushmaster deferred
   acquisition costs             (4,344)              -               (139,847)
 (Increase) decrease
   in other assets                 1,693        (2,210)                (47,969)

Net cash used in
 investing activities            (7,340)       (35,730)             (1,958,738)

CASH FLOWS FROM FINANCING
 ACTIVITIES:

Issuance of common
 stock for cash                  150,000        125,000               1,019,475
Proceeds from notes
 payable to related
 parties                          36,035         34,700               1,530,235
Proceeds from convertible
  and other notes
  payable                          8,626         85,000                 745,266
Proceeds from convertible
  debentures, including
  related parties of $215,000
  from inception to date          35,000        175,000                 796,000
Repayment of notes payable
  and long term debt             (3,184)        (2,229)                (57,843)
Repayment of notes
 payable to and advances
 from related parties                  -              -                (35,200)
Net cash provided from
 financing activities            226,477        417,471               3,997,933

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                    (13,274)        154,314                  19,211

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 PERIOD                           32,485          1,078                       -

CASH AND CASH
 EQUIVALENTS,
 END OF PERIOD                    19,211        155,392                  19,211

See accompanying notes to condensed consolidated financial statements.

HERITAGE MINES, LTD.
(A Development Stage Company)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

                                                                         Period
                                                                 from Inception
                              Six Months     Six Months          (May 14, 1992)
                                   Ended          Ended                 through
                                 July 31        July 31                 July 31
                                    1998           1997                    1998

Stock issued for services         65,785              -                  90,830
Stockholders' compensation
 contributed to capital                -              -                 131,600
Equipment exchanged for
 mining claims                         -              -                  15,000
Notes payable issued to
 related party for property,
 equipment and mine
 development costs                     -              -                 327,000
Notes payable issued for
 property and equipment                -              -                 106,094
Notes payable converted
 to common stock                       -              -                 141,885
Stock issued for
 subscriptions
 receivable                            -              -                 127,500
Stock issued for
 equipment                             -              -                  92,969
Notes payable exchanged for
 convertible debentures,
 all involving related
 parties                               -              -                  89,000
Accrued interest capitalized
 on notes payable                      -              -                  33,119
Issuance of stock in connection
 with the reorganization               -              -               1,713,413
Common stock exchanged for
 contingent notes payable              -              -                       -

See accompanying notes to condensed consolidated financial statements. NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS:
(July 31, 1998 - Unaudited)

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

Development Stage

From its inception (considered to be May 14, 1992 for the purpose of these condensed consolidated financial statements), to July 31, 1998, the Company has been in the development stage. The Company has concentrated its activities to acquire, explore, claim and permit mineral properties, to develop the mineral properties to get them ready for operations and to raise capital to finance these activities. From inception through July 31, 1998, there have been no active mining operations, although small test runs have generated minimal revenues.

Going Concern

The Company has incurred operating losses from inception through July 31, 1998, has an accumulated deficit of $3,416,607 and negative working capital of $2,409,656. Also, the Company is in default of its debenture agreement and certain notes payable and a convertible note payable are past due and the lenders have demanded payment (see
Note 3). Management expects that the Company's cash expenditures for the fiscal year ended January 31, 1999, will not be less than $600,000. Larger expenditures may be incurred based on the Company's development projects, and available cash resources from operating cash flow and/or from additional financing.

As discussed in Note 2, the Company has signed a letter of intent that involves a business arrangement providing for investment of working capital and development funding. Additional financing will be required for the Company to meet current obligations. The Company continues to be in discussions with several different parties to obtain additional debt and/or equity financing.

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

2. PROPOSED BUSINESS ARRANGEMENT

As disclosed in the Company's Form 10-QSB for the quarter ended
April 30, 1998, the Company and Ausdrill, an Australian construction mining company, signed a letter of intent which sets forth a business arrangement between the companies providing for capital investment by Ausdrill in exchange for common equity in the Company, limited cash flow interest in the Bushmaster Mines, Inc. (Bushmaster) Million Mountain mining project and optional joint venture participation in the Company's Bowerman project.
Bushmaster, a Guyana S. A. joint stock company that is also in the development stage is one-third owned by the Company's President.
Among other things, the definitive agreement for this business arrangement was subject to satisfactory completion of due diligence procedures by Ausdrill and preparation of an initial operating plan and budget for the Million Mountain project.

Ausdrill completed certain due diligence procedures during the month of June 1998 and the Company further refined its detailed work plan for the Million Mountain project. As a result, the Company and Ausdrill re-negotiated the terms of the letter of intent. A summary of the revised terms of the business arrangement with Ausdrill is as follows:

        A. Completion of Short-term Infill Drilling Program.

As an extension of Ausdrill's due diligence, the Company and Ausdrill worked together during August 1998 to complete an additional in-fill drilling program.

Ausdrill has provided funding of $50,000 for the in-fill program and concurrently purchased an additional 50,000 restricted common shares of the Company for $25,000 to be used for working capital (as a part of the original letter of intent Ausdrill purchased 200,000 restricted common shares for $100,000).

        B. Heritage and Ausdrill Joint Venture.

Assuming the parties agree to proceed under the revised terms, it is contemplated that the companies will enter into a 50:50 joint venture agreement as follows:

        (1) Concurrent with the closing of the joint venture agreement, Ausdrill will purchase an additional 250,000 restricted common shares of the Company for $125,000.

The joint venture will be managed by a management committee consisting of a representative from Ausdrill and a representative of the Company. The committee will approve work plans and budgets.
Upon closing and purchase of the restricted common shares, Ausdrill may at its election nominate a qualified candidate for appointment to the Company's Board of Directors.

        (2) Ausdrill will provide for the Million Mountain project initial development funding of $900,000 and certain heavy mining
equipment to be rented to the joint venture at cost plus 15%.   If
more than $900,000 is required for the initial development, the Company will provide the additional funding. If the Company fails to cover capital overruns, if any, Ausdrill can provide the additional funding. The overrun amount plus a premium of two times the overrun would be added to Ausdrill's capital recovery.

        (3) Upon commissioning of trial mining, Ausdrill will receive 100% of joint venture net cash flow, after reimbursement of all direct and allocable costs of the Company related to the joint venture and after deduction of $25,000 monthly to be paid to the Company for non-allocable costs, until Ausdrill has received an amount equal to its capital investment of $950,000, interest cost on the investment, $500,000 in cash and overrun recovery, if any. Thereafter, joint venture cash flow will be distributed proportionate to joint venture participating interest.

        (4) The Company will commit not less than 20% of its joint venture cash flow to concession-wide exploration, as directed by the management committee, not to exceed $40,000 per month, and except for months in which 80% of the Company's cash flow interest is less than $25,000.

        (5) At any time during the joint venture after recovery of its capital investment, Ausdrill can elect to exchange its joint venture interest for 900,000 restricted common shares of the Company plus
900,000 warrants exercisable for one year from date of issue at $1.25 per share. If at any time prior to exercise of its conversion rights, the Company issues common shares such that its total outstanding shares exceed 8 million, then upon conversion, the Company will issue to Ausdrill, additional warrants with an exercise price equal to the dilutive stock issue, and in a number that allows Ausdrill to maintain a 22% interest in the Company.

After production of not less than 250,000 ounces of gold by the joint venture, the Company can compel conversion of Ausdrill's joint venture interest into common shares and warrants of the Company.
Upon conversion of Ausdrill's joint venture interest, Ausdrill will be entitled to one additional seat on the Company's Board of Directors.

        (6) If either of the companies elects to sell its joint venture interest, the other company shall have the right of first refusal to acquire the interest to be sold.

        C.  Bushmaster Stock Purchase Option.

The joint venture will enter into a five year purchase option agreement to acquire the outstanding capital shares of Bushmaster. It is contemplated that the purchase agreement would include the following key elements:

        (1) After capital recovery by the joint venture, shareholders of Bushmaster will receive option payments amounting to 24% of the net cash flow generated by Million Mountain production up to a total of
200,000 ounces of gold.   However, if capital recovery by Ausdrill is
not accomplished within 270 days from the date of Ausdrill development funding, for each 30 day delay in completion of capital recovery, Ausdrill's share of the net cash flow interest paid to Bushmaster shareholders will be reduced by 6%.

        (2) The joint venture must diligently explore Million Mountain and complete a feasibility study to exercise its purchase option. It also must expend not less than 10% of joint venture net cash flow on exploration and completion of the feasibility study during the option period.

        (3) The joint venture may purchase all the capital shares of Bushmaster at any time during the option period. The purchase price will be $20 per recoverable ounce of gold. The recoverable ounces for calculating the purchase price will be the greater of 1,000,000 ounces or the recoverable, proven\probable reserve determined by the feasibility study. All option payments made to the Bushmaster shareholders under the option agreement will be credited against the purchase price.

        (4) The joint venture will lease the Million Mountain concession, including equipment for exploration and production for a term of five years. The joint venture will pay all Guyana government obligations, and will make lease payments aggregating $200,000.
Bushmaster will waive equipment rental fees in exchange for forgiveness of certain obligations it has to the Company.

        D. Million Mountain Property Purchase Option.

In exchange for $25,000 at closing, a Bushmaster partner will waive royalties under an existing property agreement for a period of six (6) months, or until capital recovery by the joint venture, whichever is the first to occur.

In exchange for the exploration and development of Million Mountain, the Bushmaster partner will grant to the joint venture a five year option to purchase his underlying property rights for $2.5 million, which sum will be credited for any payments made under the existing property agreement between Bushmaster and the concession holder.

        E.  Bowerman Joint Venture.

The proposed business arrangement gives Ausdrill a two-year exclusive option to enter into a 50:50 joint venture on the Bowerman project by spending the first $500,000 for its development. If the Company elects to proceed with the Bowerman project within the two-year option period, Ausdrill must fund 50% of cash calls or lose its participation rights. Using up to $35,000 of its own funds, Ausdrill must complete a resampling program by year-end 1998.

The definitive agreement with Ausdrill is subject to certain conditions, including the satisfactory completion of the in-fill drilling program and completion of the Bushmaster purchase option and lease agreements. The Company anticipates closing of the definitive agreement to occur on or about September 24, 1998. There can be no assurance that the proposed business arrangement with Ausdrill will be consummated.

3.  NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes Payable and Convertible Note Payable

Notes payable in the accompanying condensed consolidated balance sheet include demand notes at 10% interest to four individuals with an aggregate principal balance of $119,758 at July 31, 1998 (including $69,513 to a related party). After making demand for payment during fiscal 1998, the note terms were renegotiated whereby the notes, including accrued interest, were due October 31, 1997, and existing unpaid interest was added to the note balances. The notes are secured by certain mining assets of the Company and are guaranteed by a principal stockholder and former director of the Company. The notes were not paid on October 31, 1997 because of the lack of funding and are currently past due. The Company issued the borrowers 59,879 of its Class A warrants to delay any legal action for non-payment on or before January 31, 1998. In March, 1998, a court judgement was entered in favor of the borrowers for the amounts due, plus attorney fees and costs. No steps have been taken to enforce the judgement. The Company intends to satisfy the obligation when additional financing is obtained.

As of July 31, 1998, the accompanying condensed consolidated balance sheet includes a convertible note payable with a principal balance of $600,000 that was due and payable on June 1, 1998. The note payable and related accrued interest have not been paid because of the lack of funds. The lender has demanded payment of this obligation and has threatened to take legal action.

Convertible Debentures

Since January 31, 1998, the Company has been in technical default of paragraph 4(F) of its debenture agreement that required the Company to obtain additional working capital (exclusive of working capital obtained through the sale of the debentures) of not less than $2,000,000 by January 31, 1998. This additional working capital has not been obtained. If any events of default occur as specified in the debenture agreement, debenture holders may, so long as the condition exists, declare the entire principal and accrued interest on the debentures immediately due and payable, by notice to the Company and the Escrow Agent. One debenture holder with debentures aggregating $50,000 has contacted the Company and demanded payment of principal and interest.

Under the terms of the debenture agreement and related Escrow Agreement, once the Company receives notice from the Escrow Agent that a majority of debenture holders have given notice of the occurrence of an event of default, the Company has sixty days to cure the default to avoid initiation of an enforcement action by the Escrow Agent on behalf of the debenture holders. No notice of default has been received from the Escrow Agent.

During the quarter ended July 31, 1998, the Company's Board of Directors approved a special conversion offering to holders of convertible debentures which, if elected, would result in conversion of principal and interest of debentures into restricted Heritage common shares at the rate of $.75 per share. This compares to a conversion price of $2.50 per share in the debenture agreement. This special conversion is contingent upon consummation of a definitive agreement with Ausdrill that provides for Bushmaster development funding. In the event that the agreement with Ausdrill is not consummated, all elections to accept the special conversion offer will be cancelled and the existing terms of the outstanding debentures will continue without modification. In the event the Ausdrill transaction is consummated, the debentures of all debenture holders who have elected to accept the special conversion offer will be cancelled. The debentures held by any debenture holders who elect not to accept the special conversion offer will remain outstanding without any modification in terms.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS
AND PLAN OF OPERATION

Overview

The Company's condensed consolidated balance sheet as of July 31, 1998, reflects total assets of $2,261,666, the most significant component of which is property, equipment and mine development costs of $2,037,017. The balance sheet as of July 31, 1998 also reflects negative working capital of $2,409,656, a deficit accumulated during the development stage of $3,416,607, and a total stockholders' deficit of $188,028.

For the quarter ended July 31, 1998, the Company had a net loss of $326,948 compared to a net loss of $235,088 for the same period last year. Interest expense increased to $57,125 for the current quarter compared to $18,075 for the same period last year primarily because of interest expense on the convertible debentures issued subsequent to the first quarter of fiscal 1998. General and administrative expenses, including but not limited to payroll costs, the cost of maintaining the corporate headquarters, travel expense and professional fees, totaled $253,923 for the quarter ended July 31, 1998 compared to $203,916 for the same period last year.

For the six month period ended July 31, 1998, the Company had a net loss of $639,189 compared to a net loss of $471,690 for the same period last year. Interest expense increased to $110,898 for the current six month period compared to $35,520 for the same period last year primarily because of interest expense on the convertible debentures issued subsequent to the first quarter of fiscal 1998. General and administrative expenses, including but not limited to payroll costs, the cost of maintaining the corporate headquarters, travel expense and professional fees, totaled $496,491 for the six month period ended July 31, 1998 compared to $409,282 for the same period last year.

The Company raised a total of $226,477 from financing activities during the first six months of the current year, including proceeds from the issuance of common stock (including $125,000 from Ausdrill), notes and convertible debentures payable to related parties and others. Net cash to fund operating activities totaled $232,411 for the six months ended July 31, 1998 and $7,340 of cash was used to fund investing activities.

Liquidity and Capital Resources

As of July 31, 1998, the Company had a working capital deficit of $2,409,656. Included in current liabilities in the accompanying condensed consolidated balance sheet are convertible debentures aggregating $960,000. The Company is in technical default of its debenture agreement as a result of its failure to raise additional working capital of at least $2,000,000 by January 31, 1998, as required by the terms of that agreement. As long as the default exists, the debenture holders have the right to declare the entire principal and accrued interest on the debentures immediately due and payable. As of September 11, 1998, one debenture holder with debentures aggregating $50,000 has contacted the Company and demanded payment of principal and interest. As discussed further under Note 3 of Notes to Condensed Consolidated Financial
Statements included elsewhere herein, no notice of default has been received from the Escrow Agent.

As of July 31, 1998, the Company's current liabilities include notes payable of $ 119,758 and a convertible note payable of $600,000 that are past due and the lenders have demanded payment. The Company does not currently have the funds to satisfy these obligations.

As discussed in Note 2 of Notes to the Condensed Consolidated
Financial Statements included elsewhere herein, the Company has signed a letter of intent that involves a business arrangement providing for an investment of working capital and development funding.
Additional financing will be required for the Company to meet current obligations and to continue operating. The Company continues to be in discussions with several different parties to obtain additional debt and/or equity financing.

As discussed further in Note 3 of Notes to the Condensed
Consolidated Financial Statements included elsewhere herein, the Company's Board of Directors has approved a special conversion offering to holders of its convertible debentures aggregating $960,000 which, if elected, would result in conversion of principal and interest of debentures into restricted Company common shares at the price of $.75 per share. This conversion offering is contingent upon consummation of the pending agreement with Ausdrill. Also, in view of the Company's working capital deficit and the pending agreement with Ausdrill, during the quarter ended July 31, 1998, the Board of Directors authorized the issuance of up to an additional 1,000,000 shares of restricted common stock at a price of $.50 per share. As of September 11, 1998, 105,000 common shares have been issued in connection with this offering, resulting in net proceeds to the Company of $52,500.

There can be no assurances that the proposed business arrangement will be consummated or that sufficient, additional funds can be raised from other sources. Failure to consummate the proposed business arrangement and to obtain other financing would raise substantial doubts about the Company's ability to continue as a going concern.

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

This report contains various forward-looking statements that are based on the Company's beliefs, as well as assumptions made by and infor-mation currently available to the Company. When used in this report, the words "believe," "expect", "anticipate", estimate and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding reserves, resources, mineralized material or deposits, mining methods, political and related matters, planned levels of exploration, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated grade, geological, metallurgical, processing or other problems, conclusions of feasibility studies, changes in project parameters as plans continue to be refined, the timing of receipt of governmental permits, results of current or planned exploration activities, environmental costs and risks, changes in the gold price, and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions against placing undue reliance on forward-looking statements all of which speak only as of the date made.


PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c) During the quarter ended July 31, 1998, the Company issued a total of 400,000 shares of common stock without registration. A total of 300,000 of such shares were sold for cash, including
250,000 shares sold to Ausdrill and 50,000 shares sold to another accredited investor pursuant to the private offering authorized by the Board of Directors, as described above. A total of 100,000 shares were issued as additional consideration to the holder of an outstanding convertible note. The note was due June 1, 1998, but was not paid because of lack of funds.

        The Company received cash proceeds of $150,000 from the sales of its unregistered securities during the quarter, and the funds were used in part to pay current and past due expenses and in part to pay expenses associated with the in-fill drilling program at the Bushmaster project.

        All of the unregistered shares issued during the quarter were issued in reliance upon exemptions from registration provided by
Section 3(b) and/or Section 4(2) of the Securities Act of 1933,
Regulation D and Rule 505 thereunder.

ITEM 6 (a) -  Exhibit 27: Financial Data Schedule

(b) -  There have been no reports on Form 8-K for the quarter ending
July 31, 1998.

Signatures

In accordance with the requirements of the Exchange Act, the regis-trant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heritage Mines, Ltd.
(Registrant)

By:/s/ ____________________________________
Gregory B. Sparks
President, CEO and Director

Date: September ___, 1998