Form 10QSB
period 1998-10-31
HERITAGE MINES LTD
filed 1998-12-21
CIK 943447

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

X : Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended October 31, 1998.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,269,180 as of December 11, 1998.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

        (b) Financial statements for Heritage Mines, Ltd. as and for the quarter ending October 31, 1998, the nine months ending October 31, 1998, and the comparable periods of the preceding fiscal year.

FINANCIAL STATEMENTS
(A Development Stage Company)

HERITAGE MINES, LTD.


Quarter ended October 31, 1998

HERITAGE MINES, LTD.
(A Development Stage Company)



Condensed Consolidated Balance Sheet
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

HERITAGE MINES, LTD.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
as of October 31, 1998
(Unaudited)




ASSETS

CURRENT ASSETS
Cash and cash equivalents                           795
Other current assets                              2,622
  Total Current Assets                            3,417

PROPERTY,
 EQUIPMENT AND MINE
 DEVELOPMENT COSTS,
 NET OF ACCUMULATED
 DEPRECIATION                                 2,021,117

OTHER ASSETS
 Bushmaster deferred
 acquisition costs                              229,023
 Other                                           62,963
 Total other assets                             291,986
  Total Assets                                2,316,520

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                                214,770
Accrued expenses and other
  liabilities                                   448,605
Notes payable and current
  maturities of long term debt                  210,201
Convertible note payable                        600,000
Convertible debentures (including
 related parties of $368,000)                 1,104,000
Total current liabilities                     2,577,576

LONG TERM DEBT                                   18,205
Total liabilities                             2,595,781

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, no par value:
  authorized 10,000,000 shares,
  no shares issued and
  outstanding                                         -
Common stock, $.0025 stated
  value: authorized 100,000,000
  shares, issued and outstanding
  7,222,680 shares                               18,057
Additional paid-in
 capital                                      3,352,148
Deficit accumulated
 during the
 development stage                          (3,649,466)

TOTAL STOCKHOLDERS' EQUITY
 (DEFICIT)                                    (279,261)

TOTAL LIABILITIES
 AND STOCKHOLDERS'
 EQUITY (DEFICIT)                             2,316,520

See accompanying notes to condensed consolidated financial statements.

HERITAGE MINES, LTD.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                           Three Months            Three Months
                                       Ended October 31        Ended October 31
                                                   1998                    1997
OPERATING REVENUES                                    -                       -

OPERATING COSTS:
General and
 Administrative                                 152,603                 244,703
Depreciation                                     15,900                  13,100
  Total operating
  costs                                         168,503                 257,803

  Loss from
  Operations                                  (168,503)               (257,803)

OTHER INCOME (EXPENSE):
Interest expense, net                          (64,357)                (47,210)
Other Income                                          -                       -
  Total Other Income
  (Expense)                                    (64,357)                (47,210)

NET LOSS                                      (232,860)               (305,013)

Basic and Diluted
Net loss per share                              (.03)                  (.05)

Weighted average
 common shares
 outstanding                                  7,066,466               6,487,172

See accompanying notes to condensed consolidated financial statements. HERITAGE MINES, LTD.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                            Period from
                                                                              Inception
                             Nine Months            Nine Months          (May 14, 1992)
                                   Ended                  Ended                 through
                        October 31, 1998       October 31, 1997        October 31, 1998
OPERATING REVENUES                     -                  3,536                  67,019

OPERATING COSTS:
General and
 Administrative                  649,095                653,985               3,335,822
Depreciation                      47,700                 43,524                 260,869
  Total operating
  costs                          696,795                697,509               3,596,691

  Loss from
  Operations                   (696,795)              (693,973)             (3,529,672)

OTHER INCOME (EXPENSE):
Interest expense, net          (175,254)               (82,730)               (357,004)
Other Income                           -                      -                 237,210
  Total Other Income
  (Expense)                    (175,254)               (82,730)               (119,794)

NET LOSS                       (872,049)              (776,703)             (3,649,466)

Basic and Diluted
Net loss per share              (.13)                  (.09)                   (1.13)

Weighted average
 common shares
 outstanding                   6,755,746              8,265,716               3,227,733

See accompanying notes to condensed consolidated financial statements. HERITAGE MINES, LTD.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                         Period
                                                                 from Inception
                             Nine Months    Nine Months          (May 14, 1992)
                                   Ended          Ended                 through
                              October 31     October 31              October 31
                                    1998           1997                    1998

CASH FLOW FROM OPERATING ACTIVITIES

Net Loss                       (872,049)      (776,703)             (3,649,466)

Adjustments to reconcile net loss to cash used in operating activities:

  Depreciation                    47,700         43,524                 260,869
  Common stock issued
    for services                  70,161              -                  95,206
  Stockholder compensation
    contributed to
    capital                            -              -                 131,600

  Convertible debentures
    and notes payable issued
    for services, including
    $41,000 to related parties         -         93,000                 101,000

Changes in operating assets and liabilities:

  Other current assets           (1,122)       (10,837)                 (2,622)
  Accounts payable accrued
  expenses and other
  liabilities                    442,760      (112,771)                 963,290

Net cash used in
  operating activities         (312,550)      (763,787)             (2,100,123)

CASH FLOWS FROM INVESTING
 ACTIVITIES:

 Purchase of property
 and equipment                   (4,689)       (40,794)               (247,333)
 Mine development
 costs                                 -       (61,592)             (1,230,583)
 Construction in
 progress                              -        (9,034)               (293,006)
 Bushmaster deferred
   acquisition costs            (93,520)              -               (229,023)
 (Increase) decrease
   in other assets                 1,699          7,790                (47,963)

Net cash used in
 investing activities           (96,510)      (103,630)             (2,047,908)

CASH FLOWS FROM FINANCING
 ACTIVITIES:

Issuance of common
 stock for cash                  282,250        125,000               1,151,725
Proceeds from notes
 payable to and
 advances from
 related parties                  56,035         34,700               1,550,235
Proceeds from convertible
  and other notes
  payable                          8,626         85,000                 745,266
Proceeds from convertible
  debentures, including
  related parties of $215,000
  from inception to date          35,000        645,000                 796,000
Repayment of notes payable
  and long term debt             (4,541)        (5,867)                (59,200)
Repayment of notes
 payable to and advances
 from related parties                  -              -                (35,200)
Net cash provided from
 financing activities            377,370        883,833               4,148,826

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
EQUIVALENTS
FOR THE PERIOD                  (31,690)         16,416                     795

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF
 PERIOD                           32,485          1,078                       -

CASH AND CASH
 EQUIVALENTS AT
 END OF PERIOD                       795         17,494                     795

See accompanying notes to condensed consolidated financial statements.

HERITAGE MINES, LTD.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS

                                                                         Period
                                                                 from Inception
                             Nine Months    Nine Months          (May 14, 1992)
                                   Ended          Ended                 through
                              October 31     October 31              October 31
                                    1998           1997                    1998

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Stock issued for services         70,161              -                  90,830
Stockholders' compensation
 contributed to capital                -              -                 131,600
Equipment exchanged for
 mining claims                         -              -                  15,000
Notes payable issued to
 related party for property,
 equipment and mine
 development costs                     -              -                 327,000
Notes payable issued for
 property and equipment                -              -                 106,094
Notes payable converted
 to common stock                   5,000              -                 141,885
Stock issued for
 subscriptions
 receivable                            -              -                 127,500
Stock issued for
 equipment                             -              -                  92,969
Notes payable exchanged for
 convertible debentures,
 all involving related
 parties                               -         35,000                  89,000
Interest capitalized
 on convertible debentures
 and notes payable               146,093              -                 179,212
Accounts payable converted
 to common stock                  23,407              -                  23,407
Issuance of stock in connection
 with the reorganization               -              -               1,713,413
Common stock exchanged for
 contingent notes payable              -              -                       -

See accompanying notes to condensed consolidated financial statements. NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(October 31, 1998 - Unaudited)

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

Development Stage

From its inception (considered to be May 14, 1992 for the purpose of these condensed consolidated financial statements), to October 31, 1998, the Company has been in the development stage. The
Company has concentrated its activities to acquire, explore, claim and permit mineral properties, to develop the mineral properties to get them ready for operations and to raise capital to finance these activities. From inception through October 31, 1998, there have been no active mining operations, although small test runs have generated minimal revenues.

Going Concern

The Company has incurred operating losses from inception through October 31, 1998, has an accumulated deficit of $3,649,466 and nega-tive working capital of $2,574,159. The Company is in default of its debenture agreement and certain notes payable and a convertible note payable are past due and the lenders have demanded payment (see
Note 3). Also, certain lenders have initiated legal action against the Company as disclosed elsewhere herein. Management expects that the Company's cash expenditures for the fiscal year ended January 31, 1999, will not be less than $600,000. Larger expenditures may be incurred based on the Company's development projects, and available cash resources from operating cash flow and/or from additional financing.

Additional financing will be required for the Company to meet current obligations and to begin mine development. The Company continues to be in discussions with several different parties to obtain additional debt and/or equity financing, including the proposed business arrangement discussed in Note 2 below.

There can be no assurance that additional funds can be raised from the business arrangement discussed in Note 2 below, or from other sources. Failure to obtain additional financing would also raise substantial doubts about the Company's ability to continue as a going concern. No adjustments have been made to the accompanying condensed financial statements to provide for this uncertainty.

2.  PROPOSED BUSINESS ARRANGEMENTS

A.      AGREEMENT WITH AUSDRILL.  As discussed in the
Company's Form 10-QSB for the quarter ended July 31, 1998, the
Company had reached an agreement in principle with Ausdrill, an Australian construction mining company, subject to certain conditions, that provided for investment of working capital and development funding in connection with a contemplated joint venture for development of the Million Mountain Project, a gold mining property in Guyana, SA.

Subsequent to this, the Company was presented with an opportunity to acquire the subject property outright. The Company has now reached verbal agreement with the owner for the purchase of the property, and expects to execute a binding letter of intent shortly. Upon signing a binding letter of intent to purchase the property, it is anticipated that the Company and Ausdrill will revisit the joint venture business arrangement in the context of the property acquisition by the Company.

B.  HERITAGE ACQUISITION OF THE MILLION MOUNTAIN
PROJECT. As noted above, the Company has negotiated to purchase the Million Mountain Property from the current licensee in exchange for a series of quarterly payments linked to production of gold from the property with a minimum payment of $5 million to be made over the first three years of the term of the agreement. Under the contemplated agreement, the Company can limit the maximum purchase price to $23 million if full payment is delivered on or before sixty days after the fifth anniversary of the agreement.

C.  ACQUISITION OF BUSHMASTER MINING, INC.  Bushmaster
Mining, Inc. (Bushmaster) is a Guyana joint stock company which owns certain equipment used in the exploration of the Million
Mountain Project, and which held exploration and mining rights to the Million Mountain Project subject to an agreement with the licensee. Included with the proposed Million Mountain Project acquisition is the acquisition of one-third of the shares of Bushmaster now held by the property licensee. The Company has also accepted an offer to sell an additional one-third of Bushmaster from the President and CEO of the Company in exchange for issuance of 500,000 fully paid and non-assessable shares of the Company and 8% of net cash flow from production of the first 200,000 ounces of gold from the Million Mountain Project. Though discussions to date have not been productive, the Company expects to continue its attempts to acquire the final one-third of Bushmaster from a third party.

Assuming final agreement is reached on the Million Mountain Project as discussed in B. above, the Company expects to reenter discussions with Ausdrill to conclude a joint venture agreement for development and production of the Million Mountain Project, under terms similar to those originally contemplated as disclosed in the Company's Form 10-QSB for the quarter ending July 31, 1998, adjusted as appropriate for the acquisition of the Million Mountain Project by the Company.

A definitive agreement with Ausdrill is subject to certain conditions, including the completion of the Million Mountain Project acquisition. There can be no assurance that the proposed business arrangements to acquire the Million Mountain Property and the joint venture arrangement with Ausdrill will be consummated.

3.  NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes Payable and Convertible Note Payable

Notes payable in the accompanying condensed consolidated balance sheet include demand notes at 10% interest to four individuals with an aggregate principal balance of $119,758 at October 31, 1998
(including $69,513 to a related party). After making demand for payment during fiscal 1998, the note terms were renegotiated whereby the notes, including accrued interest, were due October 31, 1997, and existing unpaid interest was added to the note balances. The notes are secured by certain mining assets of the Company and are guaranteed by a principal stockholder and former director of the Company. The notes were not paid on October 31, 1997 because of the lack of funding and are currently past due. The Company issued the note holders 59,879 of its Class A warrants to delay any legal action for non-payment on or before January 31, 1998. In March, 1998, a court judgement was entered in favor of the lenders for the amounts due, plus attorney fees and costs. The Company and the note holders entered into a second standstill agreement effective October 8, 1998, whereby the note holders agreed to refrain from any action to collect until October 31, 1998. In consideration, the Company issued 61,379 of its Class A Warrants to the note holders. Subsequently, no steps have been taken to enforce the judgement. The Company intends to satisfy the obligation when additional financing is obtained.

As of October 31, 1998, the accompanying condensed consolidated balance sheet includes a convertible note payable with a principal balance of $600,000 that was due and payable on June 1, 1998. The note payable and related accrued interest have not been paid because of the lack of funds. The lender has demanded payment of this obligation. As disclosed herein under Part II, Item. 1 Legal Proceedings, subsequent to the end of the quarter, the lender initiated legal action against the Company, four of its directors, and certain other parties.

Convertible Debentures

In accordance with the Debenture Agreement, the Company has added to debenture principal all accrued but unpaid interest through the first anniversary date of the Debentures. Such capitalized interest amounts to $144,000.

Since January 31, 1998, the Company has been in technical default of paragraph 4(F) of its debenture agreement because of its failure to obtain additional working capital (exclusive of working capital obtained through the sale of the debentures) of not less than $2,000,000 by January 31, 1998. In addition, the Company has not made the first quarterly interest payment to debenture holders of approximately $27,600, that was payable by October 10, 1998. If any events of default occur as specified in the debenture agreement, debenture holders may, so long as the condition exists, declare the entire principal and accrued interest on the debentures immediately due and payable, by notice to the Company and the Escrow Agent.
As discussed further herein under Part II, Item 1, Legal Proceedings, in September, 1998, one debenture holder with debentures aggregating $50,000 filed a legal action against the Company seeking to obtain payment under the Debenture Agreement.

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

As of December 11, 1998, debenture holders with debentures aggregating $315,000 have notified the Company of their intent to elect the special conversion if the Ausdrill transaction is consummated.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS
AND PLAN OF OPERATION

Overview

The Company's condensed consolidated balance sheet as of October
31, 1998, reflects total assets of $2,316,520, the most significant component of which is property, equipment and mine development costs of $2,021,117. The balance sheet as of October 31, 1998 also reflects negative working capital of $2,574,159, a deficit accumulated during the development stage of $3,649,466, and a total stockholders' deficit of $279,261.

For the quarter ended October 31, 1998, the Company had a net loss of $232,860 compared to a net loss of $305,013 for the same period last year. General and administrative expenses, including but not limited to payroll costs, the cost of maintaining the corporate headquarters, travel expense and professional fees, totaled $152,603 for the quarter ended October 31, 1998 compared to $244,703 for the same period last year.

For the nine month period ended October 31, 1998, the Company had a net loss of $872,049 compared to a net loss of $776,703 for the same period last year. Interest expense increased to $175,254 for the current nine month period compared to $82,730 for the same period last year primarily because of interest expense on the convertible debentures issued subsequent to the first quarter of fiscal 1998. General and administrative expenses, including but not limited to payroll costs, the cost of maintaining the corporate headquarters, travel expense and professional fees, totaled $649,095 for the nine month period ended October 31, 1998 compared to $653,985 for the same period last year.

The Company raised a total of $377,370 from financing activities during the first nine months of the current year, including proceeds from the issuance of common stock (including $125,000 from Ausdrill), notes and convertible debentures payable to related parties and others. Net cash to fund operating activities totaled $312,550 for the nine months ended October 31, 1998 and $96,510 of cash was used to fund investing activities.

Liquidity and Capital Resources

As of October 31, 1998, the Company had a working capital deficit of $2,574,159. Included in current liabilities in the accompanying condensed consolidated balance sheet are convertible debentures aggregating $1,104,000. The Company is in technical default of its debenture agreement as a result of its failure to raise additional working capital of at least $2,000,000 by January 31, 1998, and its failure to make the first quarterly interest payment on the debentures of approximately $27,600, that was payable by October 10, 1998. As long as the defaults exist, the debenture holders have the right to declare the entire principal and accrued interest on the debentures immediately due and payable. One debenture holder with debentures aggregating $50,000 filed a legal action against the Company in September, 1998, seeking to obtain payment of amounts owed under the Debenture Agreement. Currently, the Company does not have the funds to satisfy this obligation or to pay the accrued but unpaid interest on debentures for the quarter ending September 30, 1998. As discussed further under Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere herein, no notice of default has been received from the Escrow Agent.

As of October 31, 1998, the Company's current liabilities include notes payable of $119,758 and a convertible note payable of $600,000 that are past due and the lenders have demanded payment. The holders of the notes payable have obtained a judgment against the Company for the full amount owed to them. On November 20, 1998, the holder of the convertible note payable initiated legal action against the Company, four of its directors, and certain other parties. The Company does not currently have the funds to satisfy these obligations.

As discussed in Note 2 of Notes to the Condensed Consolidated
Financial Statements included elsewhere herein, the Company has an agreement in principle that involves a business arrangement providing for an investment of working capital and development funding. Additional financing will be required for the Company to meet current obligations and to continue operating. The Company continues to be in discussions with several different parties to obtain additional debt and/or equity financing.

As discussed further in Note 3 of Notes to the Condensed
Consolidated Financial Statements included elsewhere herein, the Company's Board of Directors has approved a special conversion offering to holders of its convertible debentures aggregating
$1,104,000 which, if elected, would result in conversion of principal and interest of debentures into restricted Company common shares at the price of $.75 per share. This conversion offering is contingent upon consummation of the pending agreement with Ausdrill. Also, in view of the Company's working capital deficit and the pending agreement with Ausdrill, during the quarter ended July 31, 1998, the Board of Directors authorized the issuance of up to an additional 1,000,000 shares of restricted common stock at a price of $.50 per share. As of December 11, 1998, 352,000 common shares have been issued in connection with this offering, resulting in net proceeds to the Company of $172,250.

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about July 9, 1998, the Company received notice that it had been named as a defendant in a personal injury lawsuit brought by an individual in Humboldt Superior and Municipal Court, Humboldt
County, Eureka, California. Subsequently, the Company obtained a change in venue to the Superior Court in the County of Siskiyou, California. The plaintiff alleges that on March 8, 1997, she was attacked by a dog on the Company's Bowerman mining project located in Siskiyou County, California, and suffered severe injuries. The lawsuit claims that the Company, and other named defendants, were negligent and careless in failing to exercise reasonable care in controlling and containing the dog. The suit seeks recovery of medical expenses in excess of $35,000, loss of earning capacity of $36,000 and exemplary damages of $500,000. The lawsuit also names the dog's owner, the Company's subsidiaries and a principal shareholder, as codefendants. Although the Company believes the claims against it and its subsidiaries are without merit and intends to defend itself vigorously, an adverse result in the litigation could have a negative impact on the financial position and operating results of the Company.

On or about September 15, 1998, a convertible debenture holder who owns a debenture in the face amount of $50,000 filed a complaint against the Company in the District Court, La Plata County, Colorado. Currently, the Company is in default under terms of the Debenture Agreement. The plaintiff is requesting a judgment against the Company for payment of the principal amount of the debenture, plus interest thereon, attorney's fees, and liquidated damages. The Company does not dispute the amount of principal and interest claimed by the plaintiff, but currently does not have the funds to satisfy the demand for payment.

On or about November 20, 1998, the holder of a convertible note payable in the principal amount of $600,000, filed a complaint against the Company, its wholly owned subsidiary, Heritage Gold Mines, Inc., four of the Company's directors, Peter Wilson, Greg Sparks, Douglas Drumwright, and Gary Joiner, and Burns National Bank (the Escrow Agent for the holders of convertible debentures), seeking recovery of the amount due. The suit was filed in Superior Court, Orange County, California, and includes claims based upon fraud, breach of contract, conversion, and negligent misrepresentation, as well as claims seeking foreclosure of the security interest held by the note holder. The Company does not dispute the amount of principal and interest claimed by the plaintiff but currently does not have the funds to pay the amounts due. The Company, and its individual officers and directors deny the claims based upon fraud, negligent misrepresentation, conversion, and the like, and plan to vigorously defend against such claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c) During the quarter ended October 31, 1998, the Company issued a total of 283,252 shares of common stock without registration. A total of 272,000 of such shares were sold for cash to accredited investors pursuant to the private offering authorized by the Board of Directors, as described previously. A total of 11,252 shares were issued in settlement of a short-term note payable with a principal balance of $5,000.

        The Company received cash proceeds of $132,250 from the sales of its unregistered securities during the quarter, and the funds were used in part to pay current and past due obligations and in part to pay expenses associated with the in-fill drilling program at the Bushmaster project.

        All of the unregistered shares issued during the quarter were issued in reliance upon exemptions from registration provided by
Section 3(b) and/or Section 4(2) of the Securities Act of 1933,
Regulation D and Rule 505 thereunder.

ITEM 6          (a) -  Exhibit 27: Financial Data Schedule
                (b) - There have been no reports on Form 8-K for the quarter ending October 31, 1998.

Signatures
In accordance with the requirements of the Exchange Act, the regis-trant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heritage Mines, Ltd.
(Registrant)
By:/s/ ____________________________________
Gregory B. Sparks
President, CEO and Director
Date: December 21, 1998