Form 10-K/A
period 1998-01-31
HERITAGE MINES LTD
filed 1999-03-24
CIK 943447

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                         Form 10-KSB/A


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

HERITAGE MINES, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY

(page 1 of 2)

                                Common Stock         Additional
                         Shares                         Paid-In
                         Issued       Amount            Capital
Issuance of WAZCO common
 stock, May 14, 1992      25,000      25,000            180,469
Net loss for the period        -           -                  -
Balance, January 31, 1993 25,000      25,000            180,469

Issuance of GWZ common
 stock, April 26, 1993    15,000      15,000                  -
Net income for the year        -           -                  -
Balance, January 31, 1994 40,000      40,000            180,469
Net loss for the year          -           -                  -
Balance, January 31, 1995 40,000      40,000            180,469

Issuance of Heritage Gold
 Mines common stock,
 July 21, 1995, at par
 ($.001 per share)       310,000         310                  -

Issuance of WAZCO common
 stock for legal services    735         735                  -
Net loss for the year          -           -                  -
Balance, January 31, 1996350,735      41,045            180,469

Net effect on common stock
 to account for reverse
 acquisition           3,083,265    (32,460)             32,460

Issuance of common stock in
 connection with the
 Reorganization,
 March 6, 1996         6,566,000      16,415          1,696,998

Issuance of common stock 293,125         733            631,242

Conversion of debt to
 common stock            170,943         427            141,458

Issuance of common stock
 for compensation          8,000          20             23,980

Contribution of
 compensation by
 stockholders                  -           -            131,600

Net loss for the year          -           -                  -
Balance,
 January 31, 1997     10,472,068      26,180          2,838,207

Issuance of
 common stock             50,000         125            124,875
Redemption of common
 stock in connection with
 roll-back plan      (4,034,896)    (10,087)             10,087
Net loss for the year          -           -                  -
Balance
  January 31, 1998     6,487,172      16,218          2,973,169

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

HERITAGE MINES, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF
CASH FLOWS

                                                  Period from
                                                  Inception
                         Year ended   Year ended  (May 14, 1992)
                         January 31,  January 31, through
                         1998         1997        January 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss             (1,089,304) (1,378,917)        (2,777,417)

Adjustments to reconcile net loss to
 net cash used in operating activities:

Depreciation              61,501      75,505            213,169
Common stock issued for
 services                      -      24,000             25,045
Stockholders' compensation
 contributed to capital        -     131,600            131,600
Convertible debentures
 and notes payable issued
 for services including
 $41,000 to related parties101,000         -            101,000

Changes in operating assets and liabilities:

Other current assets       6,755      15,346            (1,500)
Accounts payable, accrued
 expenses and other
 liabilities             111,151     213,483            520,530
Net cash used in operating
 activities            (808,897)   (918,983)        (1,787,573)

Cash flows from investing activities:

Purchase of property and
 equipment              (47,846)   (107,738)          (242,644)
Mine development costs   (7,209)   (847,526)        (1,230,583)
Construction in progress (9,034)   (124,037)          (293,006)
Bushmaster deferred
 acquisition costs     (135,503)           -          (135,503)
(Increase) decrease in
 other assets              5,820       3,000           (39,518)

Net cash used in investing
 activities            (193,772) (1,076,301)        (1,941,254)

Cash flows from financing activities:
 Issuance of common stock
  for cash               125,000     631,975            869,475
 Proceeds from notes
  payable to and advances
  from related  parties  109,700     716,323          1,494,200
 Proceeds from convertible
  and other notes payable 75,000     625,000            736,640
 Proceeds from convertible
  debentures, including
  related parties of
  $215,000               761,000           -            761,000
 Repayment of notes
  payable and long-term
  debt                   (5,780)       (479)           (54,659)
 Repayment of notes payable
  to and advances from
  related parties       (20,700)           -           (35,200)

Net cash provided by
 financing activities: 1,044,220   1,972,819          3,771,456

Net increase in cash
 and cash equivalents
 for the year             41,551    (22,465)             42,629

Cash and cash equivalents
 beginning of year         1,078      23,543                  -

Cash and cash equivalents
 end of year              42,629       1,078             42,629

Supplemental schedule of
 noncash investing and
 financing activities:

 Stock issued for services     -      24,000             25,045
 Stockholders' compensation
  contributed to capital       -     131,600            131,600
 Equipment exchanged for
  mining claims                -           -             15,000
 Note payable issued to
  related party for
  property, equipment and
  mine development costs       -           -            327,000
 Notes payable issued for
  property and equipment       -      31,694            106,094
 Notes payable converted
  to common stock              -     141,885            141,885
 Stock issued for
  subscriptions
  receivable                   -           -            127,500
 Stock issued for
  equipment                    -           -             92,969
 Notes payable exchanged for
  convertible debentures, all
  involving related parties89,000          -             89,000
 Accrued interest capitalized
  on notes payable        33,119           -             33,119
 Issuance of stock
  in connection with the
  Reorganization               -   1,713,413          1,713,413
 Common stock exchanged for
  contingent notes payable     -           -                  -

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

In accordance with SFAS 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," long-lived assets held and used by the Company, including Bushmaster deferred acquisition costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. If the fair value of the assets is less than the carrying amount of the asset, a loss is recognized for the difference.

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

3.    PROPERTY, EQUIPMENT AND MINE DEVELOPMENT
AND MINING CLAIMS

The following is a breakdown by asset classification:

                                  January 31, 1998
Mine equipment                             377,195
Mine development                         1,230,583
Construction in progress                   620,006
Office furniture
      and equipment                         47,846
                                         2,275,630
Less accumulated
      depreciation                       (211,502)
TOTAL                                    2,064,128

The significant components of mine development costs as of January 31, 1998, are as follows:

                                  January 31, 1998
Mine payroll                               542,701
Construction materials
      and supplies                         211,218
Contractor fees                            183,837
Roads                                      136,542
Fuel and electric                           82,180
Equipment rent, maintenance
      and other costs                       74,105

TOTAL                                    1,230,583

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

Non-interest bearing advance due to a
 former stockholder was assumed by a
 stockholder and contributed to capital.30,000

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

27                 Financial Data Schedule (incorporated by
reference to Form 10-KSB filed with the Securities and Exchange
Commission on behalf of the Company on May 19, 1997)

      b. The Company filed no reports Form 8-K during the last quarter of its fiscal year ending January 31, 1998.

Signatures

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


HERITAGE MINES, LTD.


By: /s/_______________________________
Gregory B. Sparks
President, CEO and Director
Date: May 19, 1998

By: /s/_______________________________
Douglas L. Drumwright
Chief Financial Officer and
Director
Date: May 19, 1998

By: /s/_______________________________
Peter Wilson
Director
Date: May 19, 1998

By: /s/_______________________________
Gary S. Joiner
Director
Date: May 19, 1998

By: /s/_______________________________
Robert K. Hanson
Director
Date: May 19, 1998